Form 10-Q
period 1997-03-31
STORAGE DIMENSIONS INC
filed 1997-05-12
CIK 1027032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q





(Mark One)

    /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTER ENDED MARCH 31, 1997
 or

    / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ________ TO ________



COMMISSION FILE NUMBER:  0-22015


STORAGE DIMENSIONS, INC.


DELAWARE                       77-0324887
(State of Incorporation)       (IRS Employer ID No.)


1656 McCARTHY BLVD., MILPITAS, CALIFORNIA 95035
(Address of principal offices)


Registrant's telephone number, including area code:  (408) 954-0710


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   /X/            No   / /


The number of shares outstanding of the Registrant's Common Stock as of March 31, 1997 was 7,837,110, $0.005 par value.

                            STORAGE DIMENSIONS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS







                         PART I - FINANCIAL INFORMATION

                                                                                                   PAGE
Item 1.      Condensed Consolidated Financial Statements
             Condensed Consolidated Balance Sheets                                                  3
             Condensed Consolidated Statements of Income                                            4
             Condensed Consolidated Statements of Cash Flows                                        5
             Notes to Condensed Consolidated Financial Statements                                  6-7

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of            8-15
             Operations


                         PART II - OTHER INFORMATION


Item 1.      Legal Proceedings                                                                      16

Item 2.      Change in Securities                                                                   16

Item 3.      Defaults in Senior Securities                                                          16

Item 4.      Submission of Matters to a Vote of Security Holders                                    16

Item 5.      Other Information                                                                      16

Item 6.      Exhibits and Reports on Form 8-K                                                     16-17

                            STORAGE DIMENSIONS, INC.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION



ITEM 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                            STORAGE DIMENSIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                   March 31,  December 31,
                                                     1997         1996
                                                   ---------  -----------
                  ASSETS

Current assets:
  Cash and cash equivalents                        $ 9,487      $ 1,682
  Accounts receivable, net                          13,809       11,939
  Inventories                                        6,465        6,304
  Prepaid and other                                    886          858
                                                   -------      -------
          Total current assets                      30,647       20,783
Property and equipment, net                          2,039        2,115
                                                   -------      -------
Total assets                                       $32,686      $22,898
                                                   =======      =======
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $ 6,182      $ 5,061
  Accrued liabilities                                3,763        3,580
  Short-term borrowings                                683        9,629
                                                   -------      -------
          Total current liabilities                 10,628       18,270

Total stockholders' equity                          22,058        4,628
                                                   -------      -------
Total liabilities and stockholders' equity         $32,686      $22,898
                                                   =======      =======



     See accompanying Notes to Condensed Consolidated Financial Statements.

                            STORAGE DIMENSIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                Three Months Ended
                                                     March 31,
                                                1997           1996
                                              --------       --------
Net sales                                     $ 20,881       $ 15,932

Cost of sales                                   13,278         10,112
                                              --------       --------
   Gross profit                                  7,603          5,820

Operating expenses
  Research and development                       1,491          1,340
  Sales and marketing                            3,917          3,130
  General and administrative                       886            876
  Advisory fee                                    --               91
                                              --------       --------
     Total operating expenses                    6,294          5,437
                                              --------       --------
Operating income                                 1,309            383
Other income (expense), net                       (243)          (255)
                                              --------       --------
Income before provision for income taxes         1,066            128
   Provision for income taxes                      298              9
                                              --------       --------
Net income                                    $    768       $    119
                                              ========       ========

Net income per share                          $   0.13       $   0.02
                                              ========       ========

Weighted average common and
   common equivalent shares outstanding          5,977          5,496
                                              ========       ========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                            STORAGE DIMENSIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                          March 31,
                                                                      1997         1996
                                                                   --------       -------
Cash flows from operating activities:
  Net income                                                       $    768       $   119
  Adjustments to reconcile net income to cash provided
     by (used in) operating activities:
     Depreciation and amortization                                      305           279
     Compensation expense from stock and stock options                   34             2
     Changes in assets and liabilities:
       Accounts receivable                                           (1,870)         (602)
       Inventory                                                       (161)        1,187
       Prepaid expenses and other assets                                (28)          (82)
       Accounts payable                                               1,121          (390)
       Accrued liabilities                                              183          (938)
                                                                   --------       -------
          Net cash provided by (used in) operating activities           352          (425)
                                                                   --------       -------

Cash flows from investing activities:
  Acquisition of property and equipment                                (229)         (204)
                                                                   --------       -------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net                        16,628          --
  Payments to repurchase Series A Preferred Stock                      --             (71)
  Proceeds (repayments) from short-term borrowings                   (8,946)          773
                                                                   --------       -------
          Net cash provided by financing activities                   7,682           702
                                                                   --------       -------
Net increase in cash and cash equivalents                             7,805            73

Cash and cash equivalents at beginning of period                      1,682           363
                                                                   --------       -------
Cash and cash equivalents at end of period                         $  9,487       $   436
                                                                   ========       =======


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                         $     90       $   120
                                                                   ========       =======
  Cash paid during the period for income taxes                     $     20       $     9
                                                                   ========       =======



     See accompanying Notes to Condensed Consolidated Financial Statements.

                            STORAGE DIMENSIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared by Storage Dimensions, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and, pursuant to rules and regulations of the Securities and Exchange Commission, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods presented. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1996 which are contained in the Company's Registration Statement on Form S-1, effective March 11, 1997.

2.   INVENTORIES

     Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following (in thousands):

                                                     March 31, December 31,
                                                      1997        1996
                                                     --------  -----------
        Inventory:
          Raw material and purchased components      $2,845      $2,539
          Work in progress                            1,407       1,639
          Finished goods                              2,213       2,126
                                                     ------      ------
                                                     $6,465      $6,304
                                                     ======      ======


3.   STOCKHOLDERS' EQUITY

     On March 11, 1997 the Company effected its initial public offering of 2,700,000 shares of common stock at an offering price of $7.00 per share
(the "Offering"). The net proceeds from the Offering were $16,627,000 after payment of underwriting discounts and Offering expenses. Net proceeds were used to pay down the Company's short-term line of credit and pay off the Company's subordinated promissory note to Maxtor Corporation, a stockholder.

     In conjunction with the Offering, the Company effected a one-for-four reverse stock split of all outstanding Common Stock, an increase in the authorized Common Stock to 40,000,000 shares (and a corresponding adjustment to the conversion ratio of the then outstanding Preferred Stock) and authorized 10,000,000 shares of undesignated Preferred Stock, par value $0.005.

4.   NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the conversion of all shares of the Company's Series A Convertible Preferred Stock into Common Stock which occurred upon the consummation of the Company's initial public offering. Per share amounts also give retroactive effect to the one-for-four reverse split of all shares of Common Stock (and an adjustment to the conversion price of the Series A Convertible Preferred Stock) as described in Note 3. Pursuant to the requirements of the Securities and Exchange Commission, common equivalent shares relating to preferred stock and stock options (using the treasury stock method and the initial public offering price of $7.00 per share) issued subsequent to January 22, 1996 have been included in the computations for all periods presented.

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for the Company's year ending December 31, 1997. The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted the statement for the three month periods ended March 31, 1997 and 1996, the Company's net income per share would have been as follows:


                                          Three Months Ended
                                                March 31,
                                        1997               1996
                                      --------           --------
        Basic net income per share    $   0.26           $   0.07
        Diluted net income per share  $   0.13           $   0.02

                            STORAGE DIMENSIONS, INC.

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere herein.

IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward looking statements as a result of the risks set forth in the following discussion, and in particular, the risks discussed below under the caption "Additional Factors that Could Affect Operating Results." Readers are also encouraged to refer to the Company's Registration Statement on Form S-1 for a further discussion of the Company's business and the risks and opportunities attendant thereto.

OVERVIEW

     Storage Dimensions designs, manufactures, markets, and supports high-performance data storage systems for open systems network applications. The Company focuses on the PC-LAN market by developing and marketing a broad family of disk and tape storage systems designed to satisfy the high-performance, fault-tolerance, and high-availability requirements of its customers, while at the same time reducing the life-cycle cost of ownership. In line with its open systems strategy, the Company also develops and supports selected products for the Unix market. Storage Dimensions' products are sold through its own field sales force in combination with multi-tiered distribution channels.

RESULTS OF OPERATIONS

     Net Sales. Net sales increased 31.1% to $20.9 million for the three months ended March 31, 1997, compared to $15.9 million for the three months ended March 31, 1996. This growth in sales came primarily from the enterprise and OEM product lines and was made possible by the expansion and productivity increases of the direct sales force, the introduction of several award winning new products and the addition of a significant new OEM customer. Sales of enterprise and OEM products accounted for 98% of the total Company net sales in the first quarter of 1997 compared to 92% in the first quarter of 1996. Sales of the Company's aging desktop products, continuing its trend, declined to approximately 2% of sales in the first quarter of 1997. The Company believes that sales of its desktop products will represent an immaterial portion of revenues in future periods.

     Gross Profit. Gross profit for the first quarter of 1997 was $7.6 million, or 36.4% of net sales, compared to $5.8 million, or 36.5% in the first quarter of 1996. Enterprise product margins strengthened slightly with the introduction of new products, including SuperFlex products incorporating 9 gigabyte drives and DGR (Dynamic Growth and Reconfiguration) capability. OEM margins trended down slightly with higher volumes, but this trend was partially offset by improvements in related operating efficiencies. The Company's gross margin has been and will continue to be affected by a variety of factors, including competition; product configuration; the mix of direct versus indirect sales; the mix of desktop, enterprise and OEM products sold in any given period; the availability of new products and product enhancements which tend to carry higher gross margins than established products; and the cost and availability of components.

     Research and Development. Research and development expenses consist primarily of employee compensation, prototype expenses and fees paid to outside consultants. Research and development expenses for the first quarter of 1997 totaled $1.5 million, or 7.1% of net sales, compared to $1.3 million or 8.4% of net sales in the first quarter of 1996. This increase of 11.3% in absolute dollar amount is primarily the result of increased product development efforts related to the Company's RAIDPro product line. The decrease as a percentage of net sales is a result of the more rapid increase in revenues between the two periods as compared to research and development spending. The Company believes that significant and continued investments in research and development will be required to remain competitive and expects that these expenditures will increase in absolute dollars in future periods and will fluctuate as a percentage of net sales.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions, advertising, promotional costs, and customer service and support expenses. Sales and marketing expenses for the first quarter of 1997 totaled $3.9 million, or 18.8% of net sales, compared with $3.1 million, or 19.6% of net sales in the first quarter of 1996. This increase of 25.1% in absolute dollar spending is largely attributable to the expansion of the direct sales force, which accelerated in late 1996. The decrease in sales and marketing expense as a percentage of net sales in the first quarter of 1997 resulted from increased productivity of the sales and marketing organization. There can be no assurance that this productivity will continue to increase and, as a result, sales and marketing expenses as a percentage of net sales are expected to fluctuate in future periods.

     General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing the Company's administrative functions. General and administrative expenses for the first quarter of 1997 totaled $900,000 or 4.2% of net sales, compared to a similar level of $900,000 or 5.5% of net sales in the first quarter of 1996. The Company was able to grow its revenues without adding any further administrative costs. The Company believes that it will incur increased administrative expenses in the future associated with operating as a public company.

     Advisory Fee. The advisory fee consists of amounts payable to a stockholder pursuant to an Advisory Agreement. This agreement was terminated in the fourth quarter of 1996 with a one time payment.

     Other Income (Expense), Net. Other Income (Expense), net consists primarily of interest payments on outstanding debt partially offset by interest income earned by the investment of cash and cash equivalents. These net expenses of $243,000 in the first quarter of 1997 were down slightly from the $255,000 incurred in the first quarter of 1996. This decrease was largely the result of the repayment of debt with proceeds from the Company's Offering and interest income earned from investment of the remaining Offering proceeds.


     Provision for Income Taxes. In the first quarter of 1997 the effective tax rate was 28%, as compared to an effective tax rate in the first quarter of 1996 of 7%. The increase in the effective tax rate is a result of increasing levels of profitability, as well as a reduction in the amount of net operating loss carryforward credits available to offset current income partially offset by a reduction in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997 cash and cash equivalents amounted to $9.5 million compared to $1.7 million as of December 31, 1996.

     The Company generated cash from operating activities totaling $352,000 during the three months ended March 31, 1997 and used cash for operating activities totaling $425,000 during the three months ended March 31, 1996. Net cash provided by operating activities in the first quarter of 1997 is principally related to increases in accounts payable, accrued liabilities and operating income, partially offset by an increase in accounts receivable. The use of cash for operating activities in the first quarter of 1996 was primarily attributable to decreases in accounts payable and other accrued liabilities, partially offset by the decrease in inventories.

     The Company used approximately $229,000 and $204,000 of cash during the three months ended March 31, 1997 and March 31, 1996, respectively, to purchase capital equipment. Financing activities provided $7.7 million and $0.7 million during the first quarter of 1997 and 1996, respectively, due primarily to net proceeds from the Company's initial public offering and reduced by the repayment of short-term borrowings in the first quarter of 1997 and further borrowings from Congress Financial net of repurchases of preferred stock from employees in the first quarter of 1996.

     The Company currently has no significant capital commitments. The Company believes that its existing cash, together with borrowing capacity and cash generated from operations, will satisfy the Company's projected working capital and other cash requirements for at least the next twelve months. There can be no assurance, however, that the Company will not need additional capital before such time.

ADDITIONAL FACTORS THAT COULD AFFECT FUTURE OPERATING RESULTS

     The Company's future operating results are subject to a number of risks and uncertainties including those listed below.

HISTORY OF OPERATING LOSSES; POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

     While the Company generated net income in 1996 and the first quarter of 1997, it incurred losses in each of 1993, 1994 and 1995. There can be no assurance that the Company will remain profitable on a quarterly or annual basis.

     The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including: the level of competition; the size, timing, cancellation or rescheduling of significant orders; product configuration and mix; market acceptance of new products and product enhancements; new product announcements or introductions by the Company's competitors; deferrals of customer orders in anticipation of new products or product enhancements; changes in pricing by the Company or its competitors; the impact of price protection measures and return privileges granted by the Company to its distributors and VARs; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis; hardware component costs and availability, particularly with respect to hardware components obtained from sole sources; hardware supply constraints; the Company's success in expanding its sales and marketing programs; technological changes in the network storage system market, in particular the PC-LAN storage system market; the mix of sales among the Company's sales channels; levels of expenditures on research and development; changes in Company strategy; personnel changes; general economic trends and other factors.

     Sales for any future quarter are not predictable with any significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received. As a result, sales in any quarter are generally dependent on orders booked and shipped in that quarter. Sales are also difficult to forecast because the PC-LAN storage system market is rapidly evolving and the Company's sales cycles vary substantially from customer to customer. The Company's customers generally have the right to cancel orders at any time and to return the Company's products for a refund. The cancellation of orders already placed and the return of products could have a material adverse effect on the Company's operating results in any quarter. Due to the typical timing of customer orders, the Company often ships products representing a significant portion of its net sales for a quarter during the last month of that quarter. Any significant deferral of these sales could have a material adverse effect on the Company's results of operations in any particular quarter. To the extent that the Company completes significant sales earlier than expected, operating results for subsequent quarters may be adversely affected. The Company's expense levels are based, in part, on its expectations as to future sales. As a result, if sales levels are below expectations, net income may be disproportionately affected.

     Over the past several years, the Company has transitioned its focus from desktop subsystem products to enterprise RAID products for use primarily in PC-LAN network applications. As a result, the Company has become increasingly dependent on the market for these products and on its ability to compete successfully in this market. Although the Company has experienced growth in its net sales of enterprise and OEM products in recent periods, the Company's net sales from its desktop products have declined during the same periods. There can be no assurance that the Company will continue to experience sales growth with respect to its enterprise and OEM products in future periods. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance. It is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

RELIANCE ON KEY CUSTOMERS AND INDIRECT DISTRIBUTION CHANNELS

     The Company sells its products through a direct sales force and through multi-tiered distribution channels. Approximately 70% of the Company's sales in 1996 were made through its indirect sales channels. In 1996, the Company's top ten customers, of which six were distributors or VARs, accounted for approximately 50% of the Company's total net sales. In particular, Xerox Corporation, an OEM customer, and Tech Data Corporation, a distributor, accounted for approximately 13% and 8% of the Company's 1996 total net sales, respectively. In 1995, the Company's top ten customers, of which eight were distributors or VARs, accounted for approximately 51% of its total net sales, and Tech Data and Xerox accounted for approximately 15% and 11% of the Company's total net sales, respectively. The Company expects that a high percentage of its sales for the foreseeable future will be through indirect channels and to a limited number of customers. There can be no assurance that orders from existing customers will continue at their historical levels, or that the Company will be able to obtain orders from new customers. The Company generally has not entered into long-term volume purchase contracts with its customers, and the Company's customers generally have certain rights to extend or to delay the shipment of their orders. The Company provides price protection to distributors such that, if the Company reduces the price of its products, distributors are entitled to a credit for the difference between the new, reduced price and the price they previously paid for products which are held in the distributor's inventory at the time of the price reduction. As a result, price reductions could have an immediate material adverse effect on the Company's results of operations, depending upon distributor inventory levels at the time of the price reduction. In 1995 and 1996, the Company issued approximately $550,000 and $840,000, respectively, of credits in connection with such price protection. The Company's distributors and VARs may also carry competing product lines and could reduce or discontinue sales of the Company's products, which could have a material adverse effect on the Company's operating results. Although the Company believes that it provides adequate allowances for product returns, there can be no assurance that actual returns will not exceed recorded allowances which could have a material adverse effect on its operating results. In addition, there can be no assurance that existing end-user customers will not purchase their network storage equipment from the manufacturer that provides their network computing systems and, as a result, reduce or eliminate purchases from the Company. The loss of one or more of the Company's current customers, particularly a principal customer, or cancellation or rescheduling of orders already placed, could materially and adversely affect the Company's business, operating results or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON NEW PRODUCTS; RAPID TECHNOLOGICAL CHANGE

     The network storage system market is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and increased storage capacities by the Company's competitors and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's future success will depend upon its ability to develop and to introduce new products with increasing storage capabilities (including new software releases and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. The Company intends to begin shipping its entry level storage system product (RAIDPro) in the second quarter of 1997 and its new intelligent storage server product in the second half of 1997. There can be no assurance that the Company will be successful in developing and releasing these two new products on its current schedule or at all, or that these products will achieve market acceptance. The failure of the Company to achieve significant net sales from these two products could have a material adverse effect on the Company's business, operating results or financial condition. There can be no assurance that the Company will be successful in developing and marketing any other products that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products, in particular those for use with Windows NT, in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected.

     Network storage system products like those offered by the Company may contain undetected software errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in a loss of or delay in market acceptance, which could have a material adverse effect on the Company's business, operating results or financial condition. The Company's standard warranty provides that if the system does not function to published specifications the Company will repair or replace the defective component without charge. Although to date the Company's suppliers of hardware components have generally covered the warranty costs associated with such components, there can be no assurance that such manufacturers will continue to be willing or able to cover such costs, and their failure to do so would result in such costs being borne by the Company. There can be no assurance that the Company's warranty costs will not be significant in the future. Significant warranty costs, particularly those that exceed reserves, could have a material adverse effect on the Company's business, operating results or financial condition.

     The Company's agreements with its customers typically contain provisions intended to limit the Company's exposure to potential product liability claims. It is possible that the limitation of liability provisions contained in the Company's agreements may not be effective. Although the Company has not received any product liability claims to date, the sale and support of products by the Company and the incorporation of products from other companies may entail the risk of such claims. A successful product liability claim against the Company could have a material adverse effect on the Company's business, operating results or financial condition.

DEPENDENCE ON GROWTH IN THE PC-LAN MARKET

     Most of the Company's products address the PC-LAN market, in particular NetWare and Windows NT applications. The Company currently intends to continue to focus its development and marketing efforts on PC-LAN storage system applications. While the Company may in the future evaluate opportunities outside its target markets, no such products are currently under development. To date, a significant portion of the Company's net sales have been derived from sales of products for use with NetWare applications. The Company's future financial performance will depend in large part on continued growth in the PC-LAN market, in particular NetWare and Windows NT applications. There can be no assurance that NetWare and Windows NT will remain the leading operating systems in the PC-LAN market, or that the PC-LAN market will grow at rates currently anticipated, or at all. If the PC-LAN market fails to grow or grows more slowly than anticipated, or if PC-LAN storage systems based on emerging standards other than NetWare or Windows NT and other standards adopted by the Company become increasingly accepted by the market, the Company's business, operating results and financial condition would be materially and adversely affected. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production overcapacity, price erosion, work slowdowns and layoffs. The Company's operations may in the future experience substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results or financial condition.

COMPETITION

     The network storage system market is intensely competitive. The Company competes primarily in the PC-LAN server storage market and experiences the greatest competition from traditional suppliers of PC-LAN network servers, such as Compaq Corporation, Hewlett-Packard Company and International Business Machines Corporation, who market storage systems as part of their complete computer systems. Storage Dimensions also competes against independent storage system suppliers to the PC-LAN server market, including DEC Storage Works, MTI Technology, Procom Technology, Inc. and StreamLogic Corporation. In addition, providers of storage for the mainframe or UNIX-based markets, such as Auspex Systems, Inc., Data General Corporation, EMC Corporation, Network Appliance, Inc., Storage Computer, Inc. and Symbios Logic, Inc., could develop and market products that address the PC-LAN storage systems market, and in particular Windows NT applications. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than the Company, and as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of products than can the Company, or to deliver competitive products at a lower end-user price. The Company also expects that competition will increase as a result of industry consolidations. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results or financial condition.

     The Company believes that the principal competitive factors affecting its market include: fault-tolerant reliability, performance, ease of use, scalability, configurability, price and customer service and support. There can be no assurance that the Company will be able to successfully incorporate these factors into its products and to compete against current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results or financial condition.

DEPENDENCE ON LIMITED NUMBER OF SUPPLIERS OF HIGH QUALITY COMPONENTS

     The Company relies upon a limited number of suppliers of several key components utilized in the assembly of the Company's products. For example, the Company purchases disk drives primarily from Seagate Technology, Inc. and Micropolis Corporation, DLT tape drives exclusively from Quantum Corporation and DGR (Dynamic Growth and Reconfiguration) RAID controllers exclusively from American Megatrends, Inc. The Company's reliance on its suppliers involves several risks, including: an inadequate supply of required components; price increases; late deliveries; and poor component quality. These risks are particularly significant with respect to suppliers of disk drives because, in order to meet product performance requirements, the Company must obtain disk drives with extremely high quality and capacity. In addition, there is currently a significant market demand for disk drives, tape drives and RAID controllers, and from time to time the Company may experience component shortages, selective supply allocations and increased prices of such components. Although to date the Company has been able to purchase its requirements of such components, there can be no assurance that the Company will be able to obtain its full requirements of such components in the future or that prices of such components will not increase. In addition, there can be no assurance that problems with respect to yield and quality of such components and timeliness of deliveries will not occur. Disruption or termination of the supply of these components could delay shipments of the Company's products and could have a material adverse effect on the Company's business, operating results or financial condition. Such delays could also damage relationships with current and prospective customers.

     In the past, due to the Company's quality requirements, the Company has experienced delays in the shipments of its new products principally due to an inability to qualify component parts from disk drive manufacturers and other suppliers, resulting in delay or loss of product sales. The Company has currently qualified disk drives manufactured by Seagate and Micropolis, tape drives from Quantum, and RAID controllers from Mylex Corporation and American Megatrends. Although these delays in the past have not had a material adverse effect upon the Company's business, operating results or financial condition, there can be no assurance that in the future any such delays would not have such a material adverse effect.

DEPENDENCE ON PROPRIETARY TECHNOLOGY

     Storage Dimensions' success depends significantly upon its proprietary technology. The Company currently relies on a combination of copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has registered its Storage Dimensions and LANStor trademarks and will continue to evaluate the registration of additional trademarks as appropriate. The Company generally enters into confidentiality agreements with its employees and with key vendors and suppliers. The Company currently has one U.S. patent application pending associated with the object-oriented layered architecture of its RAIDFlex array management software. There can be no assurance that this patent will eventually be issued, that the Company will develop proprietary products or technologies that are patentable, that any patent issued in the future will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. The Company believes that the rapidly changing technology in the computer storage industry makes the Company's success dependent more on the technical competence and creative skills of its personnel than on any patents it may be able to obtain.

     There has also been substantial litigation in the computer industry regarding intellectual property rights, and litigation may be necessary to protect the Company's proprietary technology. The Company has from time to time received claims that it is infringing third parties' intellectual property rights, and there can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights. The Company expects that companies in the storage system market will increasingly be subject to infringement claims as the number of products and competitors in the Company's target markets grows. Any such claims or litigation may be time-consuming and costly, cause product shipment delays, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect on the Company's business, operating results or financial condition. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company.

DEPENDENCE ON KEY PERSONNEL

     The Company's future performance depends in significant part upon the continued service of its key technical and senior management personnel. The Company provides incentives such as salary, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. The loss of the services of one or more of the Company's officers or other key employees could have a material adverse effect on the Company's business, operating results or financial condition. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and management employees or that it can attract, assimilate or retain other highly qualified technical and management personnel in the future.

                            STORAGE DIMENSIONS, INC.

                                    FORM 10-Q

                           PART II - OTHER INFORMATION



ITEM 1.         LEGAL PROCEEDINGS

                The Company is not involved in any material legal proceedings at this time.

ITEM 2.         CHANGE IN SECURITIES

                None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

ITEM 5.         OTHER INFORMATION

                None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits

                       3.1* Second Amended and Restated Certificate of Incorporation of the Registrant.

                       3.2*    By-laws of the Registrant.

                       4.1*    Form of Registrant's Common Stock Certificate.

                       10.1* Form of Director and Officer Indemnification Agreement.

                       10.2*   1996 Stock Plan.

                       10.3*   1996 Employee Stock Purchase Plan.

                       10.4* Loan and Security Agreement, dated May 16, 1996, by and between Congress Financial Corporation (Western) and the Registrant.

                       10.5* Stockholders Agreement, dated December 26, 1992, among the Registrant, Gene E. Bowles, Jr., David
                               A. Eeg, CP Acquisition, L.P. No. 4A, CP
                               Acquisition, L.P. No. 4B, Capital Partners, Inc., FGS, Inc., Maxtor Corporation, and certain other management investors.

                       10.6* Lease, dated October 8, 1993, between Registrant and Callahan-Pentz Properties, McCarthy Four.

                       10.7* First Amendment to Lease, dated June 28, 1995, between Registrant and Callahan-Pentz Properties, McCarthy Four.

                       10.8* Form of employment agreement between the Registrant and certain employees.

                       11.1    Statement of computation of net income per share.

                       27.1    Financial Data Schedule.


                       * Incorporated by reference from the Registrant's Registration Statement on Form S-1, effective March 11, 1997.


                (b)  Reports on Form 8-K

                     No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Storage Dimensions, Inc.
                                  (Registrant)




                                  /s/  Robert E. Bylin
                                -------------------------------------
Date:  May 12, 1997          By:  Robert E. Bylin
                                  Senior Vice President, Finance and
                                  Chief Financial Officer




                                   /s/  Gene E.  Bowles
                                 ------------------------------------
Date:  May 12, 1997          By:  Gene E. Bowles, Jr.
                                  Executive Vice President,
                                  Marketing and Customer Services

                                 EXHIBIT INDEX

Exhibit
  No.             Description
-------           -----------
11.1           Statement of computation of net income per share
27.1           Financial Data Schedule