Form 10-Q
period 1997-06-30
STORAGE DIMENSIONS INC
filed 1997-08-12
CIK 1027032

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                         COMMISSION FILE NUMBER 0-22015

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]     No [ ]

     The number of shares outstanding of the Registrant's Common Stock as of June 30, 1997 was 7,845,001, $0.005 par value.

================================================================================

                            STORAGE DIMENSIONS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                        PART I -- FINANCIAL INFORMATION

                                                                                          PAGE
                                                                                          ----
Item 1.      Condensed Consolidated Financial Statements (Unaudited)....................     2
             Condensed Consolidated Balance Sheets......................................     3
             Condensed Consolidated Statements of Income................................     4
             Condensed Consolidated Statements of Cash Flows............................     5
             Notes to Condensed Consolidated Financial Statements.......................     6
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of      8
             Operations.................................................................

                                 PART II -- OTHER INFORMATION

Item 1.      Legal Proceedings..........................................................    16
Item 2.      Change in Securities.......................................................    16
Item 3.      Defaults in Senior Securities..............................................    16
Item 4.      Submission of Matters to a Vote of Security Holders........................    16
Item 5.      Other Information..........................................................    16
Item 6.      Exhibits and Reports on Form 8-K...........................................    16

                            STORAGE DIMENSIONS, INC.

                                   FORM 10-Q

                         PART I - FINANCIAL INFORMATION

  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            STORAGE DIMENSIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                        JUNE 30,     DECEMBER 31,
                                                                          1997           1996
                                                                        --------     ------------
                                             ASSETS
Current assets:
  Cash and cash equivalents...........................................  $  5,590       $  1,682
  Accounts receivable, net............................................    14,165         11,939
  Inventories.........................................................     6,863          6,304
  Prepaid and other...................................................       716            858
                                                                         -------        -------
          Total current assets........................................    27,334         20,783
Property and equipment, net...........................................     2,051          2,115
                                                                         -------        -------
Total assets..........................................................  $ 29,385       $ 22,898
                                                                         =======        =======
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................  $  4,384       $  5,061
  Accrued liabilities.................................................     3,967          3,580
  Short-term borrowings...............................................       187          9,629
                                                                         -------        -------
          Total current liabilities...................................     8,538         18,270
Total stockholders' equity............................................    20,847          4,628
                                                                         -------        -------
Total liabilities and stockholders' equity............................  $ 29,385       $ 22,898
                                                                         =======        =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

                            STORAGE DIMENSIONS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                      -------------------     -------------------
                                                       1997        1996        1997        1996
                                                      -------     -------     -------     -------
Net sales............................................ $16,589     $18,319     $37,470     $34,251
Cost of sales........................................  10,918      11,794      24,196      21,906
                                                      -------     -------     -------     -------
  Gross profit.......................................   5,671       6,525      13,274      12,345
Operating expenses
  Research and development...........................   1,773       1,409       3,264       2,749
  Sales and marketing................................   4,341       3,492       8,258       6,622
  General and administrative.........................   1,127         902       2,013       1,778
  Advisory fee.......................................      --          91          --         182
                                                      -------     -------     -------     -------
     Total operating expenses........................   7,241       5,894      13,535      11,331
                                                      -------     -------     -------     -------
Operating income.....................................  (1,570)        631        (261)      1,014
Other income (expense), net..........................      47        (351)       (196)       (606)
                                                      -------     -------     -------     -------
Income (loss) before provision for income taxes......  (1,523)        280        (457)        408
     Provision for income taxes......................    (275)          9          23          18
                                                      -------     -------     -------     -------
Net income (loss).................................... $(1,248)    $   271     $  (480)    $   390
                                                      =======     =======     =======     =======
Net income (loss) per share.......................... $ (0.16)    $  0.05     $ (0.07)    $  0.07
                                                      =======     =======     =======     =======
Weighted average common and common equivalent shares
  outstanding........................................   7,841       5,496       7,064       5,496
                                                      =======     =======     =======     =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

                            STORAGE DIMENSIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                           -------------------
                                                                            1997        1996
                                                                           -------     -------
Cash flows from operating activities:
  Net income (loss)....................................................... $  (480)    $   390
  Adjustments to reconcile net income (loss) to cash provided by (used in)
     operating activities:
     Depreciation and amortization........................................     612         557
     Compensation expense from stock and stock options....................      67           6
     Changes in assets and liabilities:
       Accounts receivable................................................  (2,226)     (3,644)
       Inventory..........................................................    (559)      2,163
       Prepaid expenses and other assets..................................     142        (194)
       Accounts payable...................................................    (677)        423
       Accrued liabilities................................................     387        (105)
                                                                           -------     -------
          Net cash used in operating activities...........................  (2,734)       (404)
                                                                           -------     -------
Cash flows from investing activities:
  Acquisition of property and equipment...................................    (548)       (450)
                                                                           -------     -------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net.............................  16,632          --
  Payments to repurchase Series A Preferred Stock.........................      --        (142)
  Proceeds (repayments) from short-term borrowings........................  (9,442)        983
                                                                           -------     -------
          Net cash provided by financing activities.......................   7,190         841
                                                                           -------     -------
Net increase (decrease) in cash and cash equivalents......................   3,908         (13)
Cash and cash equivalents at beginning of period..........................   1,682         363
                                                                           -------     -------
Cash and cash equivalents at end of period................................ $ 5,590     $   350
                                                                           =======     =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest................................ $    98     $   239
                                                                           =======     =======
  Cash paid during the period for income taxes............................ $     9     $   344
                                                                           =======     =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

                            STORAGE DIMENSIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared by Storage Dimensions, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and, pursuant to rules and regulations of the Securities and Exchange Commission, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods presented. The results of operations for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1996 which are contained in the Company's Registration Statement on Form S-1, effective March 11, 1997.

 2. INVENTORIES

     Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following (in thousands):

                                                                 JUNE
                                                                  30,       DECEMBER 31,
                                                                 1997           1996
                                                                -------     ------------
        Inventory:
          Raw material and purchased components...............  $ 3,704        $2,539
          Work in progress....................................    1,615         1,639
          Finished goods......................................    1,544         2,126
                                                                 ------        ------
                                                                $ 6,863        $6,304
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

                            STORAGE DIMENSIONS, INC.

                                  (UNAUDITED)

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for the Company's year ending December 31, 1997. The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted the statement for the six month periods ended June 30, 1997 and 1996, the Company's basic net income (loss) per share and dilutive net income (loss) per share would have been the same as the Company's reported net income (loss) per share for each period represented.

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

OVERVIEW

     Storage Dimensions designs, manufactures, markets and supports high-performance data storage systems for open systems network applications. The Company currently focuses on the PC-LAN market by developing and marketing a broad family of disk and tape storage systems designed to satisfy the high-performance, fault-tolerance and high-availability requirements of its customers, while at the same time reducing the life-cycle cost of ownership. The introduction of RAIDPro in April extended Storage Dimensions' breadth of product offerings to reach the entry-level PC-server market. In line with its open systems strategy, the Company also develops and supports selected products for the Unix market. The Company's products are sold through its own end-user sales force in combination with multi-tiered distribution channels.

RESULTS OF OPERATIONS

     Net Sales. Net sales decreased 9.3% to $16.6 million for the three months ended June 30, 1997, compared to $18.3 million for the three months ended June 30, 1996. This reduction in net sales was attributable to near-term softness in the PC-LAN-based networking market, and below-plan staffing of the Company's end-user sales force. In addition, the reduction in net sales was attributable to $1.3 million in product returns from a single customer. Although this sale was not on a contingent basis and the customer had no legal right to return such product, Storage Dimensions' management initiated this return in order to avoid the possibility of larger costs.

     Net sales of $37.5 million for the six months ended June 30, 1997 represented a 9.3% increase over the $34.3 million for the same period last year. This increase in net sales resulted from increased sales of existing enterprise products, as well as products released in late 1996 and in the six months of 1997, including: products incorporating dynamic growth and reconfiguration (DGR); enterprise storage products for Windows NT-based environments; and new products incorporating 9 gigabyte disk drives. Sales of enterprise and OEM products accounted for 99% of its total net sales for the six months ended June 30,1997 compared to 94% for the same period last year, which supports the company's projections that desktop products will represent an immaterial portion of revenues in future periods.

     Gross Profit. Gross profit for the second quarter of 1997 was $5.7 million, or 34.2% of net sales, compared to $6.5 million, or 35.6% in the second quarter of 1996. The 1.4% decrease in gross profit margin was largely attributable to price reductions and the write-down of drive inventory in connection with supplier-driven price decreases on 9 and 4 gigabyte drives.

     Gross profit for the six months ended June 30, 1997 was $13.3 million, or 35.4% of net sales, compared to $12.3 million, or 36.0% for the six months of 1996. The 0.6% decrease in gross profit margin year-to-date resulted primarily from price decreases and inventory write-downs in connection with supplier-driven price reductions on 9 gigabyte drives. Past and future performance of the company's gross margin is impacted by a variety of factors including: competition, product configuration, the mix of direct versus indirect sales, the mix of desktop, enterprise and OEM products sold in any given period, the availability of new products and product enhancements which tend to carry higher gross margins than established products, and the cost and availability of components.

     Research and Development. Research and development expenses consist primarily of employee compensation, prototype expenses and fees paid to outside consultants. Research and development expenses for the second quarter of 1997 totaled $1.8 million or 10.7% of net sales, versus $1.4 million or 7.7% of net sales for the second quarter of 1996, representing a 29% increase in absolute dollar spending. This increase in research and development spending was primarily related to increased product development efforts related to the introduction of RAIDPro, and software development efforts in connection with a new storage management program that utilizes the internet. The increase in research and development expenses as a percentage of net sales during the second quarter of 1997 resulted from lower revenues between the two periods.

     On a year-to-date basis, research and development expenses totaled $3.3 million, or 8.7% of net sales for 1997, versus $2.7 million or 8.0% of net sales for the same period in 1996, representing a 22% increase in spending year-to-date as compared to the same period last year. This increase in research and development spending is attributable to increased product development efforts related to the introduction of RAIDPro. The Company will continue to make necessary investments in research and development in order to remain competitive, therefore these expenditures may increase in absolute dollars in future periods and will fluctuate as a percentage of net sales.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions, advertising, promotional costs, and customer service and support expenses. Sales and marketing expenses for the second quarter of 1997 totaled $4.3 million, or 26.2% of net sales, versus $3.5 million or 19.1% of net sales in the second quarter of 1996, representing a 23% increase in absolute dollar spending. This increase is largely attributable to compensation and training expenses related to the expansion of the direct sales force. The increase in sales and marketing expenses as a percentage of net sales during the second quarter of 1997 resulted from lower revenues between the two periods.

     On a year-to-date basis, sales and marketing expenses totaled $8.3 million, or 22.0% of net sales for 1997, versus $6.6 million or 19.3% of net sales for the same period in 1996, representing a 26% increase in spending year-to-date as compared to the same period last year. The Company will continue to incur costs related to the expansion of its field sales force and will continue to make investments in advertising, tradeshows and other promotional efforts that may result in overall increases to sales and marketing expenses in absolute dollar spending.

     General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing the Company's administrative functions. General and administrative expenses for the second quarter of 1997 totaled $1.1 million or 6.8% of net sales, compared to $902,000 or 4.9% of net sales in the second quarter of 1996, representing a 25% increase in absolute dollar spending. This increase in general and administrative spending is attributable to recruiting costs associated with sales and engineering hiring, and legal and accounting costs associated with operating as a public company. The increase in general and administrative expenses as a percentage of net sales during the second quarter of 1997 resulted from lower revenues between the two periods.

     On a year-to-date basis, general and administrative expenses totaled $2.3 million or 5.4% of net sales, compared to $1.8 million or 5.2% of net sales in 1996, representing a 28% increase in absolute dollar spending. The Company believes that it will continue to incur increased administrative expenses in the future associated with operating as a public company.

     Other Income (Expense), Net. Other Income (Expense), Net consists primarily of interest income earned by the investment of cash and cash equivalents partially offset by interest payments on outstanding debt. Other income net of other expenses totaled $47,000 in the second quarter of 1997, compared to net expenses of $351,000 in the second quarter of 1996. This improvement was largely the result of the repayment of debt with proceeds from the Company's Offering and interest income earned from investment of the remaining Offering proceeds.

     Provision for Income Taxes. In the second quarter of 1997, the company reduced its tax provision by $275,000 resulting from a decrease in profitability, as compared to a $9,000 tax provision in the second quarter of 1996 based on marginal profitability. On a year-to-date basis, the company recorded a $23,000 tax provision versus a tax provision of $18,000 for the same period of last year.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997 cash and cash equivalents amounted to $5.6 million compared to $1.7 million as of December 31, 1996. The increase resulted from net financing activities including cash generated from the initial public offering on March 11, 1997 and the repayment of short-term borrowings.

     The Company used cash for operating activities totaling $2.7 million during the six months ended June 30, 1997 and used cash for operating activities totaling $395,000 during the six months ended June 30, 1996. The use of cash for operating activities in the six months of 1997 was principally related to increases in accounts receivable and inventories, decreases in accounts payable and operating losses, and was partially offset by increases in accrued liabilities. The use of cash for operating activities in the six months of 1996 was primarily attributable to increases in accounts receivable and prepaid expenses, operating losses, and was partially offset by the decreases in inventories and increases in accrued liabilities.

     The Company used approximately $548,000 of cash during the six months ended June 30, 1997 to purchase capital equipment compared to $450,000 during the same period in 1996. Financing activities provided $7.2 million for the six months ended June 30, 1997, as net proceeds from the Company's initial public offering were partly reduced by the repayment of short-term borrowings. During the same period last year, the company used $841,000 of it cash for financing activities to pay down short-term borrowings.

     The Company currently has no significant capital commitments. The Company believes that its existing cash, together with borrowing capacity and cash generated from operations will satisfy the Company's projected working capital and other cash requirements for at least the next twelve months. There can be no assurance, however, that the Company will not need additional capital before such time.

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

     The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including: the level of competition; the size, timing, cancellation or rescheduling of significant orders; product configuration and mix; market acceptance of new products and product enhancements; new product announcements or introductions by the Company's competitors; deferrals of customer orders in anticipation of new products or product enhancements; changes in pricing by the Company or its competitors; the impact of price protection measures and return privileges granted by the Company to its distributors and VARs; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis; hardware component costs and availability, particularly with respect to hardware components obtained from sole sources; hardware supply constraints; the Company's success in expanding its sales and marketing programs; technological changes in the network storage system market, in particular the PC-LAN storage system market; the mix of sales among the Company's sales channels; levels of expenditures on research and development; changes in Company strategy; personnel changes; and general economic trends and other factors.

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

DEPENDENCE ON NEW PRODUCTS; RAPID TECHNOLOGICAL CHANGE

     The network storage system market is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and increased storage capacities by the Company's competitors and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's future success will depend upon its ability to develop and to introduce new products with increasing storage capabilities (including new software releases and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. The Company began shipping its entry level storage system product (RAIDPro) in the second quarter of 1997 and intends to begin shipping its new storage server product in the second half of 1997. There can be no assurance that the Company will be successful in developing and releasing these two new products on its current schedule or at all, or that these products will achieve market acceptance. The failure of the Company to achieve significant net sales from these two products could have a material adverse effect on the Company's business, operating results or financial condition. There can be no assurance that the Company will be successful in developing and marketing any other products that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products, in particular those for use with Windows NT, in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected.

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

DEPENDENCE ON GROWTH IN THE PC-LAN MARKET

     Most of the Company's products address the PC-LAN market, in particular NetWare and Windows NT applications. The Company currently intends to continue to focus its development and marketing efforts on PC-LAN storage system applications. While the Company may in the future evaluate opportunities outside its target markets, no such products are currently under development. To date, a significant portion of the Company's net sales have been derived from sales of products for use with NetWare and Windows NT applications. The Company's future financial performance will depend in large part on continued growth in the PC-LAN market, in particular NetWare and Windows NT applications. There can be no assurance that NetWare and Windows NT will remain the leading operating systems in the PC-LAN market, or that the PC-LAN market will grow at rates currently anticipated, or at all. If the PC-LAN market fails to grow or grows more slowly than anticipated, or if PC-LAN storage systems based on emerging standards other than NetWare or Windows NT and other standards adopted by the Company become increasingly accepted by the market, the Company's business, operating results and financial condition would be materially and adversely affected. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production over capacity, price erosion, work slowdowns and layoffs. The Company's operations may in the future experience substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results or financial condition.

COMPETITION

     The network storage system market is intensely competitive. The Company competes primarily in the PC-LAN server storage market and experiences the greatest competition from traditional suppliers of PC-LAN network servers, such as Compaq Corporation, Hewlett-Packard Company and International Business Machines Corporation, who market storage systems as part of their complete computer systems. Storage Dimensions also competes against independent storage system suppliers to the PC-LAN server market, including DEC Storage Works, MTI Technology and Procom Technology, Inc. In addition, providers of storage for the mainframe or UNIX-based markets, such as Auspex Systems, Inc., Data General Corporation, EMC Corporation, Network Appliance, Inc., Storage Computer, Inc. and Symbios Logic, Inc., could develop and market products that address the PC-LAN storage systems market, and in particular Windows NT applications. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than the Company, and as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of products than can the Company, or to deliver competitive products at a lower end-user price. The Company also expects that competition will increase as a result of industry consolidations. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results or financial condition.

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

                            STORAGE DIMENSIONS, INC.

                                   FORM 10-Q

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not involved in any material legal proceedings at this time. However, there can be no assurances that the Company will not be subject to legal proceedings in the future, which could have a material effect on the Company's financial position. In addition, even if the ultimate outcome of such legal proceedings is resolved in favor of the Company, the defense of such litigation could entail considerable costs and diversion of efforts of management, either of which could have a material adverse effect on the Company's results of operations.

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

---------------

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

                                          STORAGE DIMENSIONS, INC. (Registrant)

Date: August 12, 1997                     By:      /s/ ROBERT E. BYLIN
                                            ------------------------------------
                                            Robert E. Bylin
                                            Senior Vice President, Finance
                                            and Chief Financial Officer

Date: August 12, 1997                     By:    /s/ GENE E. BOWLES, JR.
                                            ------------------------------------
                                            Gene E. Bowles, Jr.
                                            Executive Vice President,
                                            Marketing and Customer Services

                                 EXHIBIT INDEX

    EXHIBIT NO.                                     DESCRIPTION
    -----------     ----------------------------------------------------------------------------
     3.1*           Second Amended and Restated Certificate of Incorporation of the Registrant.
     3.2*           By-laws of the Registrant.
     4.1*           Form of Registrant's Common Stock Certificate.
    10.1*           Form of Director and Officer Indemnification Agreement.
    10.2*           1996 Stock Plan.
    10.3*           1996 Employee Stock Purchase Plan.
    10.4*           Loan and Security Agreement, dated May 16, 1996, by and between Congress
                    Financial Corporation (Western) and the Registrant.
    10.5*           Stockholders Agreement, dated December 26, 1992, among the Registrant, Gene
                    E. Bowles, Jr., David A. Eeg, CP Acquisition, L.P. No. 4A, CP Acquisition,
                    L.P. No. 4B, Capital Partners, Inc., FGS Inc., Maxtor Corporation, and
                    certain other management investors.
    10.6*           Lease, dated October 8, 1993, between Registrant and Callahan-Pentz
                    Properties, McCarthy Four.
    10.7*           First Amendment to Lease, dated June 28, 1995, between Registrant
                    Callahan-Pentz Properties, McCarthy Four.
    10.8*           Form of employment agreement between the Registrant and certain employees.
    11.1            Statement of computation of net income per share.
    27.1            Financial Data Schedule.

---------------

* Incorporated by reference from the Registrant's Registration Statement of Form S-1, effective, March 11, 1997.