Form 10-Q
period 1997-09-30
STORAGE DIMENSIONS INC
filed 1997-11-10
CIK 1027032

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                       or

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

                           Yes   /X/       No   / /

The number of shares outstanding of the Registrant's Common Stock as of September 30, 1997 was 7,915,011, $0.005 par value.

                            STORAGE DIMENSIONS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION


                                                                                            PAGE
Item 1.  Condensed Consolidated Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets                                                    3
         Condensed Consolidated Statements of Income                                              4
         Condensed Consolidated Statements of Cash Flows                                          5
         Notes to Condensed Consolidated Financial Statements                                     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                      8


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                                        17

Item 2.  Change in Securities                                                                     17

Item 3.  Defaults upon Senior Securities                                                          17

Item 4.  Submission of Matters to a Vote of Security Holders                                      17

Item 5.  Other Information                                                                        17

Item 6.  Exhibits and Reports on Form 8-K                                                         18

                            STORAGE DIMENSIONS, INC.

                                   FORM 10-Q

                         PART I - FINANCIAL INFORMATION



  ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                            STORAGE DIMENSIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                           September 30,        December 31,
                                                                1997                1996
                                                         ------------------  ------------------
                        ASSETS
Current assets:
  Cash and cash equivalents                                         $ 7,119             $ 1,682
  Accounts receivable, net                                           11,562              11,939
  Inventories                                                         6,388               6,304
  Prepaid and other                                                     766                 858
                                                                    -------             -------
          Total current assets                                       25,835              20,783
Property and equipment, net                                           1,920               2,115
                                                                    -------             -------
Total assets                                                        $27,755             $22,898
                                                                    =======             =======

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $ 3,918             $ 5,061
  Accrued liabilities                                                 3,442               3,580
  Short-term borrowings                                                 136               9,629
                                                                    -------             -------
          Total current liabilities                                   7,496              18,270

Total stockholders' equity                                           20,259               4,628
                                                                    -------             -------
Total liabilities and stockholders' equity                          $27,755             $22,898
                                                                    =======             =======


     See accompanying Notes to Condensed Consolidated Financial Statements.

                            STORAGE DIMENSIONS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                         Three Months Ended                      Nine Months Ended
                                                            September 30,                          September 30,
                                                       1997                1996               1997                1996
                                                ------------------  ------------------  -----------------  ------------------
Net sales                                                 $16,852             $18,494            $54,322             $52,745

Cost of sales                                              10,797              11,480             34,993              33,386
                                                          -------             -------            -------             -------
   Gross profit                                             6,055               7,014             19,329              19,359

Operating expenses
  Research and development                                  1,506               1,616              4,770               4,365
  Sales and marketing                                       4,347               3,507             12,605              10,129
  General and administrative                                1,092                 927              3,105               2,705
  Advisory fee                                                 --                  91                 --                 273
                                                          -------             -------            -------             -------
     Total operating expenses                               6,945               6,141             20,480              17,472
                                                          -------             -------            -------             -------
Operating income                                             (890)                873             (1,151)              1,887
Other income (expense), net                                    48                (286)              (148)               (892)
                                                          -------             -------            -------             -------
Income (loss) before provision for income                    (842)                587             (1,299)                995
 taxes
   Provision for income taxes                                  50                  37                 73                  55
                                                          -------             -------            -------             -------
Net income (loss)                                         $  (892)            $   550            $(1,372)            $   940
                                                          =======             =======            =======             =======

Net income (loss) per share                               $ (0.11)            $  0.10            $ (0.19)            $  0.17
                                                          =======             =======            =======             =======
Weighted average common and
   common equivalent shares outstanding                     7,873               5,562              7,415               5,518
                                                          =======             =======            =======             =======


     See accompanying Notes to Condensed Consolidated Financial Statements.

                            STORAGE DIMENSIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                               Nine Months Ended
                                                                                  September 30,
                                                                            1997                1996
                                                                     ------------------  -------------------
Cash flows from operating activities:
  Net income (loss)                                                            $(1,372)             $   940
  Adjustments to reconcile net income to cash provided
     by (used in) operating activities:
     Depreciation and amortization                                                 924                  834
     Compensation expense from stock and stock options                             101                   50
     Changes in assets and liabilities:
       Accounts receivable                                                         377               (2,837)
       Inventory                                                                   (84)               1,934
       Prepaid expenses and other assets                                            92                 (384)
       Accounts payable                                                         (1,143)                 248
       Accrued liabilities                                                        (138)                (460)
                                                                               -------              -------
          Net cash provided by (used in) operating activities                   (1,243)                 325
                                                                               -------              -------

Cash flows from investing activities:
  Acquisition of property and equipment                                           (729)                (742)
                                                                               -------              -------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net                                   16,902                   --
  Payments to repurchase Series A Preferred Stock                                   --                 (133)
  Proceeds (repayments) from short-term borrowings                              (9,493)               1,043
                                                                               -------              -------
          Net cash provided by financing activities                              7,409                  910
                                                                               -------              -------
Net increase (decrease) in cash and cash equivalents                             5,437                  493

Cash and cash equivalents at beginning of period                                 1,682                  363
                                                                               -------              -------
Cash and cash equivalents at end of period                                     $ 7,119              $   856
                                                                               =======              =======


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                     $   101              $   360
                                                                               =======              =======
  Cash paid during the period for income taxes                                 $   373              $    25
                                                                               =======              =======


     See accompanying Notes to Condensed Consolidated Financial Statements.

                            STORAGE DIMENSIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying unaudited condensed consolidated financial statements have been prepared by Storage Dimensions, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and, pursuant to rules and regulations of the Securities and Exchange Commission, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods presented. The results of operations for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

2.   INVENTORIES

        Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist of the following (in thousands):

                                                      September 30,      December 31,
                                                          1997               1996
                                                    -----------------  -----------------
Inventory:
  Raw material and purchased components                        $2,908             $2,539
  Work in progress                                              1,790              1,639
  Finished goods                                                1,690              2,126
                                                               ------             ------
                                                               $6,388             $6,304
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

        In conjunction with the Offering, the Company effected a one-for-four reverse stock split of all outstanding Common Stock and increased the authorized Common Stock to 40,000,000 shares, par value $0.005. In addition, the Company increased the authorized Preferred Stock to 10,000,000 shares of undesignated Preferred Stock, par value $0.005. As of September 30, 1997, the Company had 7,915,011 shares outstanding of Common Stock and no shares outstanding of Preferred Stock.

4.   NET INCOME (LOSS) PER SHARE

        Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the conversion of all shares of the Company's Series A Convertible Preferred Stock into Common Stock. Per share amounts also give retroactive effect to the one-for-four reverse split of all shares of Common Stock (and an adjustment to the conversion price of the Series A Convertible Preferred Stock) as described in Note 3. Pursuant to the requirements of the Securities and Exchange Commission, common equivalent shares comprised of preferred stock and stock options (using the treasury stock method and the initial public offering price of $7.00 per share) issued subsequent to January 22, 1996 have been included in the computations for all periods presented prior to or inclusive of the March 11, 1997 Offering effective date. In the three months ended September 30, 1997, common equivalent shares are not included in the computation of net income (loss) per share due to the anti-dilutive effect.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for the Company's year ending December 31, 1997. The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted the statement for the nine month periods ended September 30, 1997 and 1996, the Company's basic net income (loss) per share and dilutive net income (loss) per share would have been the same as the Company's reported net income (loss) per share for each period presented.

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

OVERVIEW

        Storage Dimensions designs, manufactures, markets and supports high-performance data storage systems for open systems network applications. The Company currently focuses on the PC-LAN market by developing and marketing a broad family of disk and tape storage systems designed to satisfy the high-performance, fault-tolerance and high-availability requirements of its customers, while at the same time reducing the life-cycle cost of ownership. In line with its open systems strategy, the Company also develops and supports selected products for the Unix market. The Company's products are sold through its own end-user sales force in combination with multi-tiered distribution channels .


RESULTS OF OPERATIONS

        Net Sales. Net sales of $16.9 million for the three months ended
        ---------
September 30, 1997 decreased 8.9% compared to $18.5 million for the three months ended September 30, 1996. The decrease in net sales was primarily attributable to sales force productivity issues, as approximately 50% of the Company's direct sales force has been hired within the last six months. In addition, OEM business was affected by the timing of orders from a major customer.

        Net sales of $54.3 million for the nine months ended September 30, 1997 represented a 3.0% increase over the $52.7 million for the same nine-month period of last year. Net sales growth resulted from increased sales of tape-based products, as well as drive-based products released in late 1996 and in the nine months of 1997, including: products incorporating dynamic growth and reconfiguration capability (DGR); enterprise storage products for Windows NT-
based environments; and new products incorporating 9 gigabyte disk drives.   In
addition, net sales for the current nine months included new OEM-custom business that was introduced in late 1996.

        Gross Profit. Gross profit for the third quarter of 1997 was $6.1
        ------------
million, or 35.9% of net sales, compared to $7.0 million, or 37.9% in the third quarter of 1996. The 2.0% decrease in gross profit margin was largely attributable to a shift in enterprise systems product mix favoring lower margin RAIDPro and tape systems business.

        Gross profit for the nine months ended September 30, 1997 was $19.3 million, or 35.6% of net sales, compared to $19.4 million, or 36.7% for the nine months of 1996. The 1.1% decrease in gross profit margin year-to-date resulted primarily from inventory write-downs in connection with supplier-driven price reductions on 9 and 4 gigabyte drives in the second quarter of 1997. Past and future performance of the Company's gross margin is impacted by a variety of factors including: competition, product configuration, the mix of direct versus indirect sales, the mix of enterprise and OEM products sold in any given period, the availability of new products and product enhancements which tend to carry higher gross margins than established products, and the cost and availability of components.

        Research and Development. Research and development expenses consist
        ------------------------
primarily of employee compensation, prototype expenses and fees paid to outside consultants. Research and development expenses for the third quarter of 1997 totaled $1.5 million or 8.9% of net sales, in line with the $1.6 million or 8.7% of net sales for the third quarter of 1996. The increase in research and development expenses as a percentage of net sales during the third quarter of 1997 resulted from lower revenues between the two periods.

        On a year-to-date basis, research and development expenses totaled $4.8 million, or 8.8% of net sales for 1997, versus $4.4 million or 8.3% of net sales for the same period in 1996, representing a 9.3% increase in spending year-to-date as compared to the same period last year. This increase in research and development spending was attributable to increased product development efforts related to the introduction of RAIDPro and software development efforts in connection with RAIDScape, a Java-based enterprise storage management software solution. The Company will continue to make necessary investments in research and development in order to remain competitive, therefore these expenditures may increase in absolute dollars in future periods and will fluctuate as a percentage of net sales.

        Sales and Marketing. Sales and marketing expenses consist primarily of
        -------------------
salaries, commissions, advertising, promotional costs, and customer service and support expenses. Sales and marketing expenses for the third quarter of 1997 totaled $4.3 million, or 25.8% of net sales, versus $3.5 million or 19.0% of net sales in the third quarter of 1996, representing a 24.0% increase in absolute dollar spending. This increase was primarily attributable to compensation and training expenses related to the expansion of the direct sales force. The increase in sales and marketing expenses as a percentage of net sales during the third quarter of 1997 was partly the result of lower revenues between the two periods.

        On a year-to-date basis, sales and marketing expenses totaled $12.6 million, or 23.2% of net sales for 1997, versus $10.1 million or 19.2% of net sales for the same period in 1996, representing a 24.4% increase in spending year-to-date as compared to the same period last year. The Company will continue to incur costs related to the expansion of its field sales force and will continue to make investments in advertising, tradeshows and other promotional efforts that may result in overall increases to sales and marketing expenses in absolute dollar spending.

        General and Administrative. General and administrative expenses consist
        --------------------------
primarily of compensation expenses for employees performing the Company's administrative functions. General and administrative expenses for the third quarter of 1997 totaled $1.1 million or 6.5% of net sales, compared to $927,000 or 5.0% of net sales in the third quarter of 1996. The 17.8% increase in general and administrative spending was attributable to recruiting costs and legal and accounting costs associated with operating as a public Company. The increase in general and administrative expenses as a percentage of net sales during the third quarter of 1997 was partly the result of lower revenues between the two periods.

        On a year-to-date basis, general and administrative expenses totaled $3.1 million or 5.7% of net sales, compared to $2.7 million or 5.1% of net sales in 1996, representing a 14.8% increase in absolute dollar spending. The Company believes that it will continue to incur increased administrative expenses in the future associated with operating as a public Company.

        Other Income (Expense), Net.  Other Income (Expense), Net consists
        ---------------------------
primarily of interest income earned by the investment of cash and cash equivalents partially offset by interest payments on outstanding debt. Other income net of other expenses totaled $48,000 in the third quarter of 1997, compared to net expenses of $286,000 in the third quarter of 1996. On a year-to-date basis, the Company reported net expenses of $148,000 for the current period versus net expenses of $892,000 for the same period of last year. This improvement was largely the result of the repayment of debt with proceeds from the Company's Offering and interest income earned from investment of the remaining Offering proceeds.

        Provision for Income Taxes. In the third quarter of 1997, the Company
        --------------------------
recorded a $50,000 tax provision in connection with foreign tax and minimum federal and state income tax requirements as compared to a $37,000 tax provision in the same quarter of 1996. On a year-to-date basis, the Company recorded a $73,000 tax provision versus a tax provision of $55,000 for the same period of last year.


LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1997 cash and cash equivalents amounted to $7.1 million compared to $1.7 million as of December 31, 1996. The increase resulted from net financing activities including cash generated from the initial public offering on March 11, 1997 after the repayment of short-term borrowings.

        The Company used cash for operating activities totaling $1.2 million during the nine months ended September 30, 1997 and generated cash from operating activities totaling $325,000 during the nine months ended September 30, 1996. The use of cash for operating activities in the nine months of 1997 was principally related to a reduction in accounts payable and was partially offset by a decrease in accounts receivable. The cash generated from operating activities in the nine months of 1996 was primarily attributable to a decrease in inventories and operating income, and was partially offset by an increase in accounts receivable.

        The Company used approximately $729,000 of cash during the nine months ended September 30, 1997 to purchase capital equipment compared to $742,000 during the same period in 1996. Financing activities provided $7.4 million for the nine months ended September 30, 1997, as net proceeds from the Company's initial public offering were partly reduced by the repayment of short-term borrowings. During the same period last year, the Company generated $910,000 in cash from financing activities due to proceeds from short-term borrowings which were partially offset by cash used to buy back preferred stock.

        In May 1996, the Company entered into an $11.0 million revolving line of credit with Congress Financial. The line of credit accrues certain commitment fees, unused facility fees and interest on outstanding amounts at the prime rate (8.5% at September 30, 1997) plus 0.75%, and is secured by the Company's accounts receivables and inventories and fixed assets. As of September 30, 1997, there was no balance outstanding.

        The Company currently has no significant capital commitments. The Company believes that its existing cash, together with borrowing capacity and any cash generated from operations will satisfy the Company's projected working capital and other cash requirements for at least the next twelve months. There can be no assurance, however, that the Company will not need additional capital before such time.


ADDITIONAL FACTORS THAT COULD AFFECT FUTURE OPERATING RESULTS

        The Company's future operating results are subject to a number of risks and uncertainties including those listed below.

History of Operating Losses; Potential Fluctuations in Quarterly Results
------------------------------------------------------------------------

        While the Company generated net income in 1996 and the first quarter of 1997, it incurred losses in the second and third quarters of 1997 and in each of the quarters in 1993, 1994 and 1995. There can be no assurance that the Company will resume or maintain profitability on a quarterly or annual basis.

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

        Over the past several years, the Company has transitioned its focus from desktop subsystem products to enterprise RAID products for use primarily in PC-LAN network applications. As a result, the Company has become increasingly dependent on the market for these products and on its ability to compete successfully in this market. Although the Company has experienced growth in its net sales of enterprise and OEM products in prior periods, the Company's net sales from its desktop products have declined during the same periods. In recent periods, the level of net sales growth generated from the Company's enterprise and OEM products has not sustained a consistent quarter-over-quarter growth in total net sales. There can be no assurance that the Company will experience sales growth with respect to its enterprise and OEM products in future periods. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance. It is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

Reliance on Key Customers and Indirect Distribution Channels
------------------------------------------------------------

        The Company sells its products through a direct sales force and through multi-tiered distribution channels. Approximately 70% of the Company's sales in 1996 were made through its indirect sales channels. In 1996, the Company's top ten customers, of which six were distributors or VARs, accounted for approximately 50% of the Company's total net sales. In particular, Xerox Corporation, an OEM customer, and Tech Data Corporation, a distributor, accounted for approximately 13% and 8% of the Company's 1996 total net sales, respectively. In 1995, the Company's top ten customers, of which eight were distributors or VARs, accounted for approximately 51% of its total net sales, and Tech Data and Xerox accounted for approximately 15% and 11% of the Company's total net sales, respectively. The Company expects that a high percentage of its sales for the foreseeable future will be through indirect channels and to a limited number of customers. There can be no assurance that orders from existing customers will continue at their historical levels, or that the Company will be able to obtain orders from new customers. The Company generally has not entered into long-term volume purchase contracts with its customers, and the Company's customers generally have certain rights to extend or to delay the shipment of their orders. The Company provides price protection to distributors such that, if the company reduces the price of its products, distributors are entitled to a credit for the difference between the new, reduced price and the price previously paid for products held in the distributor's inventory at the time of the price reduction. As a result, price reductions could have an immediate material adverse effect on the Company's results of operations, depending upon distributor inventory levels at the time of the price reduction. In 1995 and 1996, the Company issued approximately $550,000 and $840,000, respectively, of credits in connection with such price protection. The Company's distributors and VARs may also carry competing product lines and could reduce or discontinue sales of the Company's products, which could have a material adverse effect on the Company's operating results. Although the Company believes that it provides adequate allowances for product returns, there can be no assurance that actual returns will not exceed recorded allowances which could have a material adverse effect on its operating results. In addition, there can be no assurance that existing end-user customers will not purchase their network storage equipment from the manufacturer that provides their network computing systems and, as a result, reduce or eliminate purchases from the Company. The loss of one or more of the Company's current customers, particularly a principal customer, or cancellation or rescheduling of orders already placed, could materially and adversely affect the Company's business, operating results or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Dependence on New Products; Rapid Technological Change
------------------------------------------------------

        The network storage system market is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and increased storage capacities by the Company's competitors and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's future success will depend upon its ability to develop and to introduce new products with increasing storage capabilities (including new software releases and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. The Company began shipping its entry-level storage system product (RAIDPro) in the second quarter of 1997. There can be no assurance that this product will achieve market acceptance. The failure of the Company to achieve significant net sales from this product could have a material adverse effect on the Company's business, operating results or financial condition. There can be no assurance that the Company will be successful in developing and marketing any other products that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products, in particular those for use with Windows NT, in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected.

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


Dependence on Key Personnel
---------------------------

        The Company's future performance depends in significant part upon the continued service of its key senior management, sales and technical personnel. The Company provides incentives such as salary, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. In recent periods, the Company has experienced difficulties retaining existing and attracting and training new, skilled personnel, which has contributed to decreases in revenues in such periods. Any inability to attract, train and retain skilled sales personnel in future periods or the loss of the services of one or more of the Company's officers or other key employees, could have a material adverse effect on the Company's business, operating results or financial condition. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and management employees or that it can attract, assimilate or retain other highly qualified technical and management personnel in the future.


Dependence on Growth in the PC-LAN Market
-----------------------------------------

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

Competition
-----------

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

Dependence on Limited Number of Suppliers of High Quality Components
--------------------------------------------------------------------

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

Dependence on Proprietary Technology
------------------------------------

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

Year 2000 Compliance
--------------------

        Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21/st/ century dates from 20/th/ century dates. As a result, in less than three years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. There can be no assurance that the Company's software products contain all necessary date code changes.

        The Company believes that the purchasing patterns of customers and potential customers may be affected by the Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. In addition, it is possible that certain of the Company customers are purchasing support contracts only to ensure that they become Year 2000 compliant and that, once such customers believe they are Year 2000 compliant, they will not renew support contracts. If a significant number of the Company's customers do not renew support contracts for this or other reasons, the Company's business, operating results and financial conditions would be adversely affected. Many potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products. Additionally, Year 2000 issues could cause a significant number of companies, including current Company customers, to reevaluate their current ERP system needs, and as a result consider switching to other systems or suppliers. Moreover, the Company believes that some customers may be purchasing the Company's products as an interim solution to their Year 2000 needs until their current suppliers reach compliance. There can be no assurance that such customers will purchase support services from the Company or that they will upgrade beyond their current version of the Company's software once their current software suppliers reach compliance. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.

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


        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) EXHIBITS

       3.1*  Second Amended and Restated Certificate of Incorporation of the Registrant.
       3.2*  By-laws of the Registrant.
       4.1*  Form of Registrant's Common Stock Certificate.
      10.1*  Form of Director and Officer Indemnification Agreement.
      10.2*  1996 Stock Plan.
      10.3*  1996 Employee Stock Purchase Plan.
      10.4*  Loan and Security Agreement, dated May 16, 1996, by and between Congress Financial
             Corporation (Western) and the Registrant.
      10.5*  Stockholders Agreement, dated December 26, 1992, among the Registrant, Gene E. Bowles, Jr.,
             David A. Eeg, CP Acquisition, L.P. No. 4A, CP Acquisition, L.P. No. 4B, Capital
             Partners, Inc., FGS, Inc., Maxtor Corporation, and certain other management investors
      10.6*  Lease, dated October 8, 1993, between Registrant and Callahan-Pentz Properties,
             McCarthy Four.
      10.7*  First Amendment to Lease, dated June 28, 1995, between Registrant and Callahan-Pentz
             Properties, McCarthy Four.
      10.8*  Form of employment agreement between the Registrant and certain employees.
      11.1   Statement of computation of net income (loss) per share.
      27.1   Financial Data Schedule.

____________
* Incorporated by reference from the Registrant's Registration Statement on Form S-1, effective March 11, 1997.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Storage Dimensions, Inc. (Registrant)



                            /s/ Robert E. Bylin
                            ------------------------------------------
Date:  November 10, 1997    By:  Robert E. Bylin
                                 Senior Vice President, Finance
                                 and Chief Financial Officer






                            /s/ Gene E. Bowles, Jr.
                            ------------------------------------------
Date:  November 10, 1997    By:  Gene E. Bowles, Jr.
                                 Executive Vice President,
                                 Marketing and Customer Services

                                 EXHIBIT INDEX




    EXHIBIT  NO.                                   DESCRIPTION
    ------------                                   -----------
             3.1*  Second Amended and Restated Certificate of Incorporation of the Registrant.
             3.2*  By-laws of the Registrant.
             4.1*  Form of Registrant's Common Stock Certificate.
            10.1*  Form of Director and Officer Indemnification Agreement.
            10.2*  1996 Stock Plan.
            10.3*  1996 Employee Stock Purchase Plan.
            10.4*  Loan and Security Agreement, dated May 16, 1996, by and between Congress Financial
                   Corporation (Western) and the Registrant.
            10.5*  Stockholders Agreement, dated December 26, 1992, among the Registrant, Gene E. Bowles,
                   Jr.,
                   David A. Eeg, CP Acquisition, L.P. No. 4A, CP Acquisition, L.P. No. 4B, Capital
                   Partners, Inc., FGS, Inc., Maxtor Corporation, and certain other management investors
            10.6*  Lease, dated October 8, 1993, between Registrant and Callahan-Pentz Properties,
                   McCarthy Four.
            10.7*  First Amendment to Lease, dated June 28, 1995, between Registrant and Callahan-Pentz
                   Properties, McCarthy Four.
            10.8*  Form of employment agreement between the Registrant and certain employees.
            11.1   Statement of computation of net income per share.
            27.1   Financial Data Schedule.

____________
* Incorporated by reference from the Registrant's Registration Statement of Form S-1, effective, March 11, 1997.