Form 10-K405
period 1997-12-28
STORAGE DIMENSIONS INC
filed 1998-03-26
CIK 1027032

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------.

                         COMMISSION FILE NUMBER 0-22015
                            ------------------------

                            STORAGE DIMENSIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          DELAWARE                                              77-0324887
              (STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

           1656 MCCARTHY BOULEVARD, MILPITAS, CA                                  95035
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 945-0710
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.005 par value
                                (TITLE OF CLASS)

                            ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 23, 1998 was $11,020,128 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     At February 23, 1998 registrant had outstanding 8,022,430 shares of Common Stock.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     No documents are incorporated herein by reference.

================================================================================

                                     PART I

ITEM 1. BUSINESS

                          STORAGE DIMENSIONS BUSINESS

     The discussion in this Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. Storage Dimensions' actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, those discussed in this section and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Operating Results" as well as those discussed elsewhere in this Annual Report on Form 10-K.

     Storage Dimensions, Inc. (the "Company" or "Storage Dimensions") designs, manufactures, markets and supports high-performance data storage systems for open systems network applications. Open systems networks are comprised of equipment that conforms to industry standards of interoperability. Storage Dimensions currently focuses on the PC-LAN market by developing and marketing a broad family of disk and tape storage systems that are designed to satisfy the high-performance, fault-tolerance and high-availability (minimum downtime) requirements of its customers while at the same time reducing life-cycle cost of ownership (consisting of the purchase price of the equipment plus the cost of operating this equipment over its life span). Storage Dimensions' products combine its proprietary software with industry-standard hardware, such as disk drives, tape drives and RAID controllers, which allows Storage Dimensions to leverage the product development and manufacturing capabilities and efficiencies of industry OEM manufacturers and to offer its customers products that take advantage of what Storage Dimensions believes to be the best technology available. Storage Dimensions' products have won numerous industry awards in product comparisons and editorial reviews. As the leading independent supplier of high capacity RAID storage systems for the PC-LAN market, Storage Dimensions believes that it is well-positioned to take advantage of new opportunities being created by the projected growth in the PC-LAN market, in particular the market for systems utilizing Windows NT and NetWare.

     On December 22, 1997 the Company entered into an agreement and Plan of Merger and Reorganization with Artecon, Inc. ("Artecon") setting forth the terms of a merger between the Company and Artecon (the "Merger"). Under the terms of the Merger, each share of Artecon Common Stock would be converted into the right to receive approximately 2.16 shares of Storage Dimensions Common Stock and each share of Artecon Preferred Stock would be converted into the right to receive one share of Storage Dimensions Preferred Stock, and Artecon would become a wholly owned subsidiary of Storage Dimensions. For accounting purposes, the Merger would be treated as a purchase of Storage Dimensions by Artecon since former holders of Artecon equity securities would hold and have voting power with respect to approximately 62.5% of the total issued and outstanding voting capital stock of the combined company, giving effect to the conversion of the Storage Dimensions Preferred Stock to be issued in the Merger and the exercise of outstanding Storage Dimensions stock options with an exercise price of less than $3.9375 per share.

INDUSTRY BACKGROUND

     The increased use of network computing to support business-critical enterprise applications is fueling rapid demand growth for network disk storage systems incorporating high performance, fault tolerance and high availability. In addition, capacity requirements for network storage are accelerating, due to the deployment of data-intensive new applications, such as relational databases, decision support systems, the Internet and intranets, video/multimedia and document management. Storage Dimensions believes that these factors will also increase the demand for high-speed network tape backup, which provides additional protection against data loss in the event of various system malfunctions.

     RAID technology has facilitated this rapid expansion of network storage. Traditionally, storage fault-tolerance was achieved using a technique called mirroring, which involves the recording of duplicate data records on redundant disks. Although effective, mirroring is an expensive means to protect against data loss. In 1987, a team of researchers at the University of California at Berkeley defined the concept of RAID, which utilizes parity algorithms to achieve data redundancy at a significantly lower cost than mirroring. The subsequent widespread implementation of RAID technology has removed a major barrier to the proliferation of network computing by providing a cost-effective method for achieving high storage reliability in enterprise network applications.

     Historically, enterprise computing products have been categorized into three general markets: (1) proprietary/mainframe systems; (2) RISC-based UNIX multiuser systems; and (3) Intel-based local area networks ("PC-LAN market"). In each of these markets, independent third-party suppliers have emerged to offer advanced storage systems as alternatives to the storage systems offered by the computer manufacturers themselves. To maximize their probability for success, these independent storage system suppliers have generally focused on opportunities within one of the three specific markets and tailored their business, marketing and sales strategies accordingly. As a result, the markets for storage systems are not monolithic in nature, but, rather, each of the three markets is unique with its own principal competitors. Moreover, it is often difficult for an industry participant to move from one market to another without implementing major changes in business strategy that can undermine its competitiveness in its original target market.

     Among the three principal enterprise computing markets, the PC-LAN market is experiencing the fastest growth, according to IDC. The PC-LAN market emerged in the late 1980s with the proliferation of desktop PCs and the development of network operating systems (such as NetWare) that could efficiently tie PC's together for resource and information sharing. This expansion is now being fueled by the deployment of Intel-based servers using Pentium and Pentium Pro microprocessors, which offer the computing power of RISC-based architectures at a significantly lower cost. IDC projects that the U.S. market for PC-LAN storage systems employing RAID technology will grow from $1.4 billion in 1995 to $6.0 billion in 2000, a compound annual growth rate of 34%. These trends are further reinforced by the rapid adoption of the Windows NT operating system, which is increasingly being used in mid-range database and application servers instead of UNIX operating systems. IDC further projects that the U.S. market for PC-LAN RAID storage systems running on Windows NT servers will grow from $0.3 billion in 1995 to $2.1 billion in 2000, a compound annual growth rate of 50%.

     One of the key issues facing end-users of PC-LAN networks is the ongoing cost of network maintenance and administration. For example, the Gartner Group has estimated that the purchase price of hardware and software comprises only 20% of the three-year cost of network ownership. The remaining 80% of a network's life-cycle cost of ownership consists of other associated expenses, such as downtime, troubleshooting, repair, administration, training and user support. With respect to network storage, there are many opportunities for the storage system software to assist the enduser in lowering the life-cycle cost of ownership, by providing useful functionality such as ease of installation, ease of reconfiguration, robust management of failure conditions, remote monitoring and alerting, diagnostic and troubleshooting support and ease of repair.

     Moreover, as enterprises adopt the latest generation networking technologies to achieve higher levels of performance and reliability, complex issues can arise surrounding integration of new system components into the existing environment. For example, storage systems provided by server manufacturers oftentimes are mounted internally to the server, are not compatible with other manufacturers' servers, and cannot be readily migrated to new servers or operating systems as requirements change. In such cases, the adoption of new technologies, such as Pentium Pro-based servers and Windows NT, can result in the premature, technological obsolescence of existing network storage investments. On the other hand, these costs can be significantly reduced by utilizing a server-independent storage system that is designed for use in a heterogenous environment, supporting a range of servers and operating systems.

     Therefore, to achieve the objective of minimizing the life-cycle cost of network storage, end-users need comprehensive storage solutions that incorporate a number of features in addition to RAID fault-tolerance including: (1) high availability with minimum system downtime (planned and unplanned); (2) complementary high-performance tape backup solutions; (3) easy network storage management and administration; (4) cross-platform support for heterogeneous network hardware and environments; and (5) a comprehensive customer service and support program. Many suppliers today offer only a portion of these features.

THE STORAGE DIMENSIONS SOLUTION

     Storage Dimensions currently focuses on the PC-LAN storage system market by developing and marketing a comprehensive family of disk and tape storage systems that are designed to satisfy the high-performance, fault-tolerance and high-availability requirements of its customers while at the same time reducing life-cycle cost of ownership. Storage Dimensions' solution combines its proprietary software with industry-standard hardware, such as disk drives, tape drives and RAID controllers, which allows Storage Dimensions to leverage the product development and manufacturing capabilities and efficiencies of industry OEM manufacturers and to offer its customers products that take advantage of what Storage Dimensions believes to be the best technology available. Storage Dimensions provides a complete, integrated solution for the PC-LAN storage system market by offering the following features:

     High availability with minimum system downtime. Storage Dimensions' SuperFlex and RAIDPRO disk storage products are engineered to provide redundancy and fault-tolerance for critical components such as disk drives, power supplies and cooling systems. Redundant components are easily serviced and hot-swappable, to allow replacement by end-user service personnel while the system remains online. Moreover, the storage management software is designed to provide robust management of failure conditions, remote monitoring, automatic notification of failure events and online diagnostic and troubleshooting support.

     Complementary high-performance tape back-up solutions. To complement its disk products, Storage Dimensions has engineered a family of high-speed, high-reliability MEGAFLEX tape backup systems that are designed to address the challenges of backing up increasing amounts of data in ever-shortening time periods. These tape products are developed and tested to be easily integrated and fully compatible with Storage Dimensions' storage systems. In addition, these products are marketed on a stand-alone basis for use with other manufacturers' disk storage systems.

     Easy network storage management and administration. Storage Dimensions engineers its integration software to make its disk storage systems easy to install, use, reconfigure, troubleshoot and administer. In addition, for the NetWare and Windows NT environments, Storage Dimensions has developed VantagePoint network storage management software that provides remote monitoring, problem alerting, configuration documentation and performance measurement of multiple storage systems from a single network console.

     Cross-platform support for heterogeneous network hardware. Storage Dimensions designs external storage systems that are easily integrated with the computer systems from a broad range of manufacturers. This cross-platform capability affords significant economic advantages to end-users who have heterogeneous and dynamic network environments by letting them standardize on a single external storage system that can be easily reconfigured and redeployed as requirements change, as compared to internal storage which is dedicated to a specific manufacturer's server. Thus, as application needs evolve over time and new generation servers are procured, Storage Dimensions' storage systems can be readily migrated and resized to meet changing circumstances instead of being prematurely obsoleted. In particular, Storage Dimensions' products are engineered to support a seamless transition to Windows NT, without the need to prematurely retire storage systems originally purchased to support NetWare or other network operating systems. This provides important investment protection in the network environment, where the capital expenditures on storage systems are often equal to or greater than those spent on servers.

     A comprehensive customer service and support program. Storage Dimensions also provides a complementary suite of service and support programs targeted at lowering the maintenance cost of its storage systems, including an artificial intelligence knowledge base that helps Storage Dimensions provide fast and accurate diagnosis of technical problems, 24-hour access to technical support and replacement parts, overnight replacement of failed components and comprehensive site agreements.

STORAGE DIMENSIONS STRATEGY

     Storage Dimensions' objective is to leverage its position as the leading independent supplier of PC-LAN storage systems to capitalize on opportunities presented by the projected growth in this market. Storage Dimensions believes it is in a unique position to capitalize on the significant growth projected for RAID network storage for PC-LAN servers, and in particular, networks using Windows NT for fileservers, database servers, the Internet and intranet communications servers and dedicated applications servers. Key elements of Storage Dimensions' strategy include the following:

     Focus on products for PC-LAN storage systems market. Storage Dimensions intends to continue to concentrate its engineering and development efforts on designing storage system products that are compatible with both NetWare, the current leading LAN operating system, and Windows NT, a newly emerging industry standard that is expected to become widely accepted by the year 2000. Storage Dimensions strives to leverage its existing customer base of major corporations, institutions and government agencies, many of whom are expected to expand their PC-LAN implementations, particularly through the adoption of Windows NT, within the next five years.

     Support customers' transition to Windows NT. Storage Dimensions intends to continue to design products that can be used in heterogeneous and dynamic network environments, thus allowing its customers to standardize on a single storage system that can be easily reconfigured and redeployed as requirements change. In particular, Storage Dimensions will continue to focus its product development efforts on providing an easy, seamless transition to Windows NT, without the need to obsolete or retire prior investments in Storage Dimensions' disk and tape storage systems.

     Leverage proprietary systems integration software. Storage Dimensions has developed an extensive, objectoriented software library which it uses to quickly integrate new hardware products into its storage systems. Storage Dimensions' strategy is to continue to expand its software library by adding new features and functionality in an incremental manner, building on its earlier investments, and to leverage this library to bring new products and features to market quickly.

     Incorporate leading edge hardware in new products. Storage Dimensions intends to continue to combine leading edge hardware with its proprietary software to produce state-of-the-art storage solutions for the PC-LAN storage systems market. Storage Dimensions also strives to develop and maintain close relationships with key suppliers of storage system components and technologies, such as American Megatrends, Cheyenne Software, Inc. ("Cheyenne"), Mylex, Seagate, The Qualix Group, Inc. ("Qualix") and Quantum, which Storage Dimensions believes enables it to quickly introduce new products that incorporate the latest technological advances.

     Differentiate through proprietary storage management software. Storage Dimensions has developed VantagePoint, a network storage management software program that allows remote monitoring and oversight of multiple storage systems on the network from a single central console. Storage Dimensions believes that efficient network management differentiates its products from those of its competitors and intends to continue to enhance its network management product offerings.

     Differentiate through customer service and support. Storage Dimensions believes that comprehensive, proactive and responsive customer service and support are essential to be a market leader in the PC-LAN storage system market, and it intends to continue to enhance its service and support programs. Storage Dimensions has already made, and intends to continue to make in the future, major investments in customer service and support, in order to offer a wide range of service and support options to its customers.

     Leverage field sales and channel investments. Storage Dimensions utilizes a direct sales force to penetrate major new accounts, to create demand for its products and to secure repeat business from existing customers. Storage Dimensions also maintains reseller distribution channels that facilitate procurement of Storage Dimensions' products by small and medium-sized end-users, producing incremental revenues from its marketing, sales and promotional efforts. With its basic field sales organization and distribution channels in place, Storage Dimensions believes that it can generate additional sales at a lower incremental selling cost, and intends to expand its field sales operations to further leverage its current investment.

PRODUCTS

     Storage Dimensions develops and markets a broad and integrated family of disk and tape storage systems that are designed to satisfy the high-performance, fault-tolerance and high-availability requirements of its customers while at the same time reducing life-cycle cost of ownership. Storage Dimensions' SuperFlex RAIDPRO disk storage products are designed and engineered to incorporate leading edge features and capabilities relative to the storage products offered by computer and server manufacturers, to minimize system downtime and to support easy integration with a broad range of server platforms and operating systems. While Storage Dimensions' products are generally developed for use with Windows NT and NetWare operating systems, certain of Storage Dimensions' products are also compatible with other operating systems, including Sun Solaris, IBM AIX and IBM OS/2 operating systems.

     To complement its disk products, Storage Dimensions has engineered a family of high-speed, high-reliability MEGAFLEX tape backup systems that are designed to address the challenges of backing up increasing amounts of data in ever-shortening time periods. These tape products are developed and tested to be easily integrated and fully compatible with Storage Dimensions' disk storage systems. In addition, Storage Dimensions offers tape backup products as stand-alone products to back up data maintained on other manufacturers' disk storage systems. To facilitate easy network administration, Storage Dimensions has developed VantagePoint, a network storage management software program that allows remote monitoring and oversight of multiple storage systems on the network from a single central console. Storage Dimensions believes that its products are differentiated from competitive products based on functionality, performance, ease of use and lower life-cycle cost of ownership.

     Current Products. The following table summarizes Storage Dimensions' current product offerings:

                                                                                       TYPICAL
                                        OPERATING                        DATE OF      CAPACITY         END USER
                                         SYSTEMS         DATE OF         LATEST         RANGE            LIST
   PRODUCT         DESCRIPTION          SUPPORTED      INTRODUCTION    GENERATION    (GIGABYTES)       PRICE(1)
   -------         -----------       ---------------  --------------  -------------  -----------   -----------------
                                     DISK PRODUCTS
SuperFlex      Host-based RAID with  NetWare, NT,     May 1996        July 1997          6-378       $8,523 - 78,394
3000           Dynamic Growth and    OS/2
with DGR Disk  Reconfiguration
Array
SuperFlex      RAID applications     NetWare, NT,     September 1994  April 1997         6-256       $9,662 - 54,315
4000           using embedded        OS/2, Solaris,
Disk Array     bridge controller     AIX
SuperFlex      Dual redundant RAID   NetWare, NT,     October 1996    November 1996      6-126      $14,427 - 34,706
5000           controllers           OS/2, Solaris
Disk Array     (embedded)
RAIDPRO VL,    Entry level RAID      NetWare, NT      May 1997        October 1997       6-108       $4,741 - 25,745
XL
                                     TAPE PRODUCTS
SuperFlex DAT  7 DAT Tape Drives     NetWare, NT,     September 1994  February 1997     24-168       $8,016 - 18,845
TapeArray      with parallel data    Solaris, AIX
               streaming
MegaFlex DLT   4 DLT Tape Drives     NetWare, NT,     May 1995        April 1997        30-140      $11,125 - 44,628
TapeArray      with parallel         Solaris, AIX
               streaming and data
               redundancy
4700 DLT Tape  Single drive, seven   NetWare, NT,     December 1995   N/A                  280               $11,788
Library        cartridge tape        Solaris, AIX
               library
DLT Tape       Stand-alone DLT Tape  NetWare, NT,     October 1995    June 1996          15-35        $3,315 - 9,385
Backup         Subsystem             Solaris, AIX
ATL Library    High end DLT Tape     NetWare, NT,     December 1997   N/A               40-140      $25,640 - 67,724
               Library               Solaris, AIX
                                     OTHER
VantagePoint   Network Storage       NetWare, NT      December 1995   July 1996            N/A       $1,057 - 21,484
               Management Software
XStor Tape     For document input    SCO UNIX         August 1992     N/A                    5                   N/A
Storage        to Xerox Docutech
System         Printing System
(OEM product)

---------------
(1) The list prices set forth above represent the per unit list prices to corporate customers for volume purchases. Actual prices paid by customers vary depending on the source and the volume of units purchased.

(2) Larger systems can be readily constructed by integrating multiple units into a single system.

     Storage Dimensions has developed, and will continue to enhance, its existing extensive proprietary objectoriented software library. This library enables Storage Dimensions to quickly integrate new hardware technologies to bring new products to market in a rapid and cost-effective manner. Storage Dimensions' software library supports a range of operating systems with a minimum of additional software investment. For example, the advanced SuperFlex 4000 and 5000 products incorporate Storage Dimensions' proprietary RAIDFlex disk array management software, which was specifically engineered to facilitate cross-platform support and to require only a minimal portion of the underlying code to be rewritten to adapt it to a new operating system. Similarly, Storage Dimensions can adapt RAIDFlex software to manage a new generation RAID controller by modifying only the section of the code that deals with controller-specific algorithms and instruction sets. Storage Dimensions has a U.S. patent application pending associated with the object-oriented, layered architecture of its RAIDFlex array management software.

     Storage Dimensions' products utilize its proprietary software to incorporate leading edge hardware features and capabilities relative to the storage products offered by computer and server manufacturers, with design features specifically engineered to minimize system downtime and to support easy integration and administration. For example, in May 1996, Storage Dimensions introduced the SuperFlex 3000 with DGR. The DGR feature provides the ability to both expand and reconfigure a RAID array without taking the system off-line, therefore significantly reducing the time, effort and cost of managing RAID storage in typical corporate network environments. SuperFlex with DGR won LAN Times' "Best of LAN Times" (1997) and PC Week's "Analyst's Choice" (1996) awards. In addition, Storage Dimensions became one of the first suppliers of network storage systems to incorporate the new generation 9 gigabyte disk drives in their products when it began shipping the first of such products in September 1996.

     Storage Dimensions' products have won numerous other awards, including:
INFOWorld's "Hot Products" (1997); LAN Times' "Best of LAN Times" (1996); Computer Technology Review's "Editor's Choice" (1995); LAN Magazine's "Disk Array Product of the Year" (1995); and Networld+Interop's "Best of Show" (1995).

PRODUCTS UNDER DEVELOPMENT

     Storage Dimensions intends to continue to design its mainstream products to be compatible with both Windows NT and NetWare and selected products to be compatible with Sun Solaris, IBM AIX and IBM OS/2 operating systems. In particular, Storage Dimensions has focused, and expects to continue to focus, its product development efforts on providing an easy, seamless transition to Windows NT, without the need to obsolete or retire its prior investments in Storage Dimensions' disk storage systems. As a result of Storage Dimensions' efforts, most of Storage Dimensions' current disk and tape systems can be, and Storage Dimensions intends that its future products will be able to be, migrated between NetWare and Windows NT by simply installing Storage Dimensions' software upgrade. This greatly simplifies the purchasing decision for customers in the process of migrating to Windows NT and for those considering such a change in the future.

     Storage Dimensions is currently completing the development of a clustered storage system (SuperFlex 5500) that is expected to provide shared storage for a cluster of network servers using a common operating system, with support for automatic server failover and integrated tape backup. Storage Dimensions believes that this clustering technology will be the basis for most storage system architectures in the future and may provide significant differentiation of Storage Dimensions in the market. Storage Dimensions is in Beta test with several customers and expects to release this product in the second quarter of 1998. Storage Dimensions is also in Beta test on RAIDScape, its latest storage management software program. RAIDScape will add new features and functionality to the company's hardware products and provide customers an easy to use graphical interface for managing their data storage devices. RAIDScape software is a second generation software design based on over three years of development and is written in a new "JAVA" based programming language. RAIDScape software will be one of the key differentiating features for most of future Storage Dimensions products.

     If Storage Dimensions is unable, for technological or other reasons, to develop and introduce new products, in particular those for use with Windows NT, in a timely manner in response to changing market conditions or customer requirements, Storage Dimensions' business, operating results and financial condition will be materially and adversely affected. In addition, there can also be no assurance that Storage Dimensions will be successful in developing and marketing any other products that respond to technological changes or evolving industry standards, that Storage Dimensions will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. See "Research and Development."

CUSTOMERS AND APPLICATIONS

     Storage Dimensions markets its products primarily to large corporations, institutions and government agencies for use in business-critical network server applications that require high-reliability and non-stop operation. Storage Dimensions has successfully placed major installations in a broad cross-section of enterprises, encompassing a range of mainstream computing applications. In 1997, the Sun Financial Group accounted for approximately 10% of net sales. In 1996, Xerox Corporation accounted for approximately 13% of total net sales. In 1995, Xerox accounted for approximately 11% of net sales and TechData accounted for approximately 15% of net sales.

SALES AND MARKETING

     Storage Dimensions has implemented both a direct sales force and reseller distribution channels in order to provide broad market penetration for its products. Historically, Storage Dimensions marketed its products to end-users through indirect reseller channels, including distributors, national computer dealers, system integrators and VARs. In 1994, Storage Dimensions recruited and deployed a direct field sales organization in order to more effectively pursue large corporate and institutional sales opportunities in the United States. As of December 31, 1997, the U.S. field sales organization consisted of 33 sales professionals located in 15 geographical markets, including Boston, New York, Washington D.C., Atlanta, Detroit, Chicago, Minneapolis, Dallas, Los Angeles, Seattle, Tampa and the San Francisco Bay Area. Storage Dimensions utilizes its direct sales force to penetrate major new accounts, to create demand for its products and to secure repeat business from existing customers.

     Storage Dimensions also maintains indirect reseller channels to facilitate procurement of Storage Dimensions' products by small and medium-sized end-users, producing incremental revenues from its marketing, sales, and promotional efforts that would otherwise be lost. In addition, certain large customers prefer to source through the reseller channels as part of their overall network equipment sourcing and integration strategy. Storage Dimensions has developed pricing structures and field sales commission plans that are designed to minimize sales channel conflicts and, as a result, is able to benefit from significantly higher revenues than if only a direct sales model were deployed. Storage Dimensions believes that this two-pronged sales strategy provides meaningful competitive advantage over competitors who only provide products directly to end-user customers. In a recent survey by LAN Magazine of the largest 100 LAN resellers in the United States, Storage Dimensions was the independent storage systems supplier mentioned most often as the preferred provider of both disk array and tape backup products.

     With its domestic field sales organization and reseller distribution channels in place, Storage Dimensions plans to generate additional sales at a lower incremental cost by systematically expanding its field sales operation in terms of both staffing and geographical presence. Internationally, Storage Dimensions relies primarily on local distributors and maintains a sales and service office in London, England to support its European distributors.

     To support its field sales organization, in 1995 Storage Dimensions established a telemarketing department located in its Milpitas headquarters location for processing new leads, qualifying new prospects, identifying active projects and initiating appointments for field sales personnel to visit new customers. Specifically, the telemarketing department focuses on identifying large new sales opportunities and on facilitating a smooth hand-off of these opportunities to the field sales personnel. The telemarketing department also works closely with the marketing communications department to identify lead sources and develop promotional programs that are most effective in developing target opportunities.

     In 1995, Storage Dimensions implemented a trade-in program called FlexCredit, which provides a significant trade-in credit on used disk and tape drives, from both Storage Dimensions and other selected manufacturers, toward the purchase of new products from Storage Dimensions. FlexCredit is another example of Storage Dimensions' strategy to lower the cost of ownership of network storage, and Storage Dimensions believes the program has been instrumental in both retaining existing customers and capturing new ones. Storage Dimensions maintains an active presence in the used storage equipment market such that FlexCredit trade-ins can be recycled at nominal economic cost to Storage Dimensions.

     After expanding its field sales force throughout 1997, Storage Dimensions reevaluated the effectiveness of its field sales force strategy in early 1998. As a result, five single-person sales offices in smaller geographic markets were closed in order to focus resources in the major metropolitan areas where larger sales offices are already established, and certain management positions in the sales organization were eliminated. Storage Dimensions intends to use its independent resellers to more efficiently serve the smaller geographic markets. Storage Dimensions believes that this new structure will allow for future sales growth while helping to control costs. Storage Dimensions intends to support and expand as appropriate its direct sales force in key markets while seeking to expand its reach into smaller markets through enhanced reseller arrangements. Storage Dimensions believes it can continue to generate additional sales at lower incremental selling costs. Storage Dimensions is prepared to expand its field sales operations in these major areas to further leverage its current investment.

CUSTOMER SERVICE AND SUPPORT

     Storage Dimensions believes that its ability to provide comprehensive, proactive and responsive support is an important element in penetrating new customer accounts and in securing repeat business from existing customers. Storage Dimensions is committed to providing superior customer service and support aimed at simplifying installation, reducing field failures, minimizing system downtime and streamlining administration. For example, beginning in 1992, Storage Dimensions undertook a major investment in an "artificial intelligence" knowledge base, called TechConnect, to facilitate the timely and accurate diagnosis of customer field problems and to enable Storage Dimensions to recommend solutions with the highest probability of success, with reporting capabilities to provide feedback on the most common problems experienced by end-users of Storage Dimensions' products. Although accessed primarily by Storage Dimensions technical support personnel, the TechConnect system is also accessible by Storage Dimensions' customers 24 hours a day, through the Internet, in the event any customer wishes to access solution documents directly.

     Historically, service revenues have not comprised a significant portion of Storage Dimensions' sales. In 1996, Storage Dimensions began an aggressive program to develop value-added service contracts designed to achieve a lower lifecycle cost of ownership for its customers. The following represent Storage Dimensions' primary service programs currently available:

     7x24 Priority Service and Parts. For an annual site fee, Storage Dimensions provides priority access to technical support personnel during business hours and access within 20 minutes via a pager after hours. In addition, Storage Dimensions provides replacement of failed parts 24 hours-a-day by counter-to-counter air freight with courier delivery.

     Tape Maintenance. For an annual fee per tape drive, Storage Dimensions will provide for overnight shipment of a replacement unit for drives that fail and are not covered by Storage Dimensions' or manufacturer's standard warranty.

     TechAssist Emergency Off-Hours Support. For a one-time fee, Storage Dimensions provides access to technical support personnel after hours to customers who need emergency help, but have not contracted for the 7x24 Priority Service.

     FlexGuard Premium Site Support. FlexGuard bundles optional services into comprehensive site service and support arrangements to meet the special needs of large organizations.

     In addition to the above services, Storage Dimensions provides telephone support during business hours free of charge.

     Storage Dimensions supports and administers the pass-through of standard warranties from its OEM component vendors which run from one to five years. In addition, Storage Dimensions provides a three year warranty on the system as a whole. A customer may also contract for an extended warranty from Storage Dimensions on components whose factory warranty has expired. In the United States, defective components are replaced overnight, in advance of the receipt of the failed part, as a standard practice. Although to date Storage Dimensions' suppliers of hardware components have covered the warranty costs associated with such components, there can be no assurance that such manufacturers will continue to be willing or able to cover such costs, and their failure to do so would result in such costs being borne by Storage Dimensions. There can be no assurance that warranty costs to Storage Dimensions will not be significant in the future, which could have a material adverse effect on Storage Dimensions' business, operating results or financial condition.

RESEARCH AND DEVELOPMENT

     To date, Storage Dimensions has made substantial investments in research and development, particularly in the areas of fault-tolerant RAID systems integration and storage management software. Storage Dimensions' solution combines its proprietary software and industry-standard hardware to produce integrated RAID fault-tolerant storage solutions, with companion high-performance tape backup. Storage Dimensions has developed an extensive, object-oriented software library which it uses to quickly integrate new hardware products into its storage systems. Storage Dimensions' strategy is to continue to expand its software library by adding new features and functionality in an incremental manner, building on its earlier investments, and to leverage this library to bring new products and features to market quickly.

     Storage Dimensions' engineering design teams work cross-functionally with marketing managers, applications engineers and customers to develop products and product enhancements. Computer input/output standards are maintained and an extensive disk drive and controller board qualification program monitors industry-standard components to ensure the quality and performance when integrated into Storage Dimensions' storage system products. Storage Dimensions also strives to develop and maintain close relationships with key suppliers of storage system components and technologies, such as American Megatrends, Western Digital, Fujitu, ATL, Exabyte, Cheyenne, Mylex, Seagate, Qualix and Quantum, which Storage Dimensions believes enables it to quickly introduce new products that incorporate the latest technological advances.

     Storage Dimensions' expenses for research and development for fiscal years 1995, 1996 and 1997 were $5.4 million, $5.9 million and $6.3 million, respectively. As of December 31, 1997, Storage Dimensions had 37 regular full-time employees engaged in research and development activities, of which 16 were specifically focused on software development, test and qualification.

     The network storage system market is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and increased storage capacities and the emergence of new industry standards could render Storage Dimensions' existing products obsolete and unmarketable. Storage Dimensions' future success will depend upon its ability to develop and to introduce new products with increasing storage capabilities (including new software releases and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that Storage Dimensions will be successful in developing and marketing any new products that respond to technological changes or evolving industry standards, that Storage Dimensions will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. In addition, network storage system products like those offered by Storage Dimensions may contain undetected software errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by Storage Dimensions and by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in a loss of or delay in market acceptance, which could have a material adverse effect on Storage Dimensions' business, operating results or financial condition.

MANUFACTURING

     Storage Dimensions' manufacturing operations, located in Milpitas, California, consist primarily of assembly and integration of Storage Dimensions' proprietary software and enclosures with industry-standard components, such as disk drives, tape drives, and RAID controllers, from its suppliers. The assembled units are then subjected to a systems-level test to ensure performance to specification in the anticipated end-user computing environment. Storage Dimensions' manufacturing operations have been ISO 9002 certified, an international quality standard. Storage Dimensions strives to develop close relationships with its suppliers, exchanging critical information and implementing joint corrective action programs to maximize the quality of its components, to reduce costs and inventory investments and to create flexibility for rapid capacity expansion when required. Storage Dimensions believes that its current facilities and capital equipment will be adequate to meet its manufacturing needs in the foreseeable future.

     Storage Dimensions relies upon a limited number of suppliers of several key components utilized in the assembly of Storage Dimensions' products. For example, Storage Dimensions purchases disk drives primarily from Seagate, DLT tape drives exclusively from Quantum and DGR RAID controllers exclusively from American Megatrends. Storage Dimensions' reliance on its suppliers involves several risks, including: an inadequate supply of required components; price increases; late deliveries; and poor component quality. These risks are particularly significant with respect to suppliers of disk drives because, in order to meet product performance requirements, Storage Dimensions must obtain disk drives with extremely high quality and capacity. In addition, there is currently a significant market demand for disk drives, tape drives and RAID controllers, and from time to time Storage Dimensions may experience component shortages, selective supply allocations and increased prices of such components. Although to date Storage Dimensions has been able to purchase its requirements of such components, there can be no assurance that Storage Dimensions will be able to obtain its full requirements of such components in the future or that prices of such components will not increase. In addition, there can be no assurance that problems with respect to yield and quality of such components and timeliness of deliveries will not occur. Disruption or termination of the supply of these components could delay shipments of Storage Dimensions' products and could have a material adverse effect on Storage Dimensions' business, operating results or financial condition. Such delays could also damage relationships with current and prospective customers. In addition, in the past, due to Storage Dimensions' quality requirements, Storage Dimensions has experienced delays in the shipments of its new products principally due to an inability to qualify component parts from disk drive manufacturers and other suppliers, resulting in delay or loss of product sales. Storage Dimensions has currently qualified disk drives manufactured by Seagate, tape drives from Quantum, and RAID controllers from Mylex and American Megatrends. Although these delays in the past have not had a material adverse effect upon Storage Dimensions' business, operating results or financial condition, there can be no assurance that in the future any such delays would not have such a material adverse effect.

COMPETITION

     The network storage system market is intensely competitive. Storage Dimensions competes primarily in the PC-LAN storage systems market and experiences the greatest competition from traditional suppliers of PC-LAN network servers, such as Compaq, Hewlett-Packard and IBM, who market storage systems as part of their complete computer systems. Storage Dimensions also competes against independent storage system suppliers to the PC-LAN server market, including DEC Storage Works, MTI Technology, Procom Technology, Inc. and StreamLogic Corporation. In addition, providers of storage for the mainframe or UNIX-based markets, such as Auspex Systems, Inc., Data General Corporation, EMC Corporation, Network Appliance, Inc., Storage Computer, Inc. and Symbios Logic, Inc. could develop and market products that address the PC-LAN storage systems market, and in particular Windows NT applications. Many of Storage Dimensions' current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than Storage Dimensions, and as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of products than can Storage Dimensions, or to deliver competitive products at a lower end-user price. Storage Dimensions also expects that competition will increase as a result of industry consolidations. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of Storage Dimensions' prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on Storage Dimensions' business, operating results or financial condition.

     Storage Dimensions believes that the principal competitive factors affecting its market include: fault-tolerant reliability, performance, ease of use, scalability, configurability, price and customer service and support. There can be no assurance that Storage Dimensions will be able to successfully incorporate these factors into its products and to compete against current or future competitors or that competitive pressures faced by Storage Dimensions will not materially and adversely affect its business, operating results or financial condition.

PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY

     Storage Dimensions' success depends significantly upon its proprietary technology. Storage Dimensions currently relies on a combination of copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. Storage Dimensions seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Storage Dimensions has registered its Storage Dimensions and LANStor trademarks and will continue to evaluate the registration of additional trademarks as appropriate. Storage Dimensions generally enters into confidentiality agreements with its employees and with key vendors and suppliers. Storage Dimensions currently has one U.S. patent application pending associated with the object-oriented layered architecture of its RAIDFlex array management software. There can be no assurance that this patent will eventually be issued, that Storage Dimensions will develop proprietary products or technologies that are patentable, that any patent issued in the future will provide Storage Dimensions with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on Storage Dimensions' ability to do business. Storage Dimensions believes that the rapidly changing technology in the computer storage industry makes Storage Dimensions' success dependent more on the technical competence and creative skills of its personnel than on any patents it may be able to obtain.

     There has also been substantial litigation in the computer industry regarding intellectual property rights, and litigation may be necessary to protect Storage Dimensions' proprietary technology. Storage Dimensions has from time to time received claims that it is infringing third parties' intellectual property rights, and there can be no assurance that third parties will not in the future claim infringement by Storage Dimensions with respect to current or future products, trademarks or other proprietary rights. Storage Dimensions expects that companies in the storage system market will increasingly be subject to infringement claims as the number of products and competitors in Storage Dimensions' target markets grows. Any such claims or litigation may be time-consuming and costly, cause product shipment delays, require Storage Dimensions to redesign its products or require Storage Dimensions to enter into royalty or licensing agreements, any of which could have a material adverse effect on Storage Dimensions' business, operating results or financial condition. Despite Storage Dimensions' efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of Storage Dimensions' products or to obtain and use information that Storage Dimensions regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that Storage Dimensions' means of protecting its proprietary rights will be adequate or that Storage Dimensions' competitors will not independently develop similar technology, duplicate Storage Dimensions' products or design around patents issued to Storage Dimensions or other intellectual property rights of Storage Dimensions.

EMPLOYEES

     As of December 31, 1997, Storage Dimensions had a total of 219 regular full-time employees, of which 37 were engaged in engineering, research and development; 102 in marketing, sales, and customer support; 51 in manufacturing; and 29 in general management and administration. In addition, Storage Dimensions had a total of 5 part-time and 12 temporary employees as of December 31, 1997. None of Storage Dimensions' employees is represented by a labor union.

     Storage Dimensions' future performance depends in significant part upon the continued service of its key technical and senior management personnel. Storage Dimensions provides incentives such as salary, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. The loss of the services of one or more of Storage Dimensions' officers or other key employees could have a material adverse effect on Storage Dimensions' business, operating results or financial condition. Storage Dimensions' future success also depends on its continuing ability to attract and retain highly qualified technical and management personnel. Competition for such personnel is intense, and there can be no assurance that Storage Dimensions can retain its key technical and management employees or that it can attract, assimilate or retain other highly qualified technical and management personnel in the future.

ITEM 2. PROPERTIES

     Storage Dimensions' principal administrative, sales, marketing, manufacturing and research and development facility is located in approximately 80,000 square feet of space in Milpitas, California. This facility is leased through December 6, 1998. Storage Dimensions leases other sales offices throughout the U.S., as well as a European operations site in London, U.K. Storage Dimensions believes that its existing facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

     No material legal proceedings were pending against the Company at December 31, 1997 or at the date of filing of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to stockholders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Price Range of Common Stock

     Storage Dimensions Common Stock is listed on the Nasdaq National Market under the symbol "STDM." There are currently no outstanding shares of Storage Dimensions Preferred Stock.

     The table below sets forth, for the fiscal quarters indicated, the reported high and low closing sales prices of Storage Dimensions Common Stock on the Nasdaq National Market.

                PRICE RANGE OF COMMON STOCK                    HIGH     LOW
                ---------------------------                   ------   -----
FISCAL YEAR ENDED DECEMBER 31, 1997
First Quarter (from March 11, 1997).........................  $ 7.25   $6.50
Second Quarter..............................................  $14.50   $5.38
Third Quarter...............................................  $ 8.38   $4.50
Fourth Quarter..............................................  $ 6.38   $3.50

     The Company has never paid any cash dividends in the past, and currently intends to retain future earnings, if any, to fund the development and growth of its business and does not intend to pay any cash dividends in the foreseeable future.

     (b) Sales of Unregistered Securities

     The Registrant has not issued and sold any unregistered equity securities during the period covered by this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical consolidated financial information of Storage Dimensions has been derived from their respective historical consolidated financial statements, and should be read in conjunction with such consolidated financial statements and the notes thereto, which are included in this Annual Report on Form 10-K.

     STORAGE DIMENSIONS SELECTED HISTORICAL FINANCIAL INFORMATION. The selected historical financial information of Storage Dimensions as of and for the years ended December 31, 1995, 1996 and 1997 has been derived from the consolidated financial statements audited by Price Waterhouse LLP, independent accountants, included elsewhere in this Annual Report on Form 10-K. The selected historical financial information of Storage Dimensions as of and for the years ended December 31, 1993 and 1994 has been derived from the consolidated financial statements audited by Price Waterhouse LLP, independent accountants, not included in this Annual Report on Form 10-K.

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
                               STORAGE DIMENSIONS
                     (In thousands, except per share data)

                                                                     YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------
                                                        1993      1994      1995      1996        1997
                                                       -------   -------   -------   -------   -----------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales:
  Enterprise and OEM................................   $22,706   $40,088   $52,475   $69,873     $70,966
  Desktop...........................................    42,662    21,136     7,683     2,437         366
                                                       -------   -------   -------   -------     -------
         Total net sales............................    65,368    61,224    60,158    72,310      71,332
Cost of sales.......................................    48,240    41,998    37,170    45,327      45,723
                                                       -------   -------   -------   -------     -------
Gross profit........................................    17,128    19,226    22,988    26,983      25,609
                                                       -------   -------   -------   -------     -------
Operating expenses:
  Sales and marketing...............................    10,108    10,662    13,344    14,081      17,491
  Research and development..........................     3,623     4,339     5,377     5,872       6,250
  General and administrative........................     6,986     3,293     3,390     3,819       4,231
  Advisory fee(1)...................................       340       362       360       729          --
                                                       -------   -------   -------   -------     -------
         Total operating expenses...................    21,057    18,656    22,471    24,501      27,972
                                                       -------   -------   -------   -------     -------
Income (loss) from operations.......................    (3,929)      570       517     2,482      (2,363)
Other expense, net..................................      (997)     (983)   (1,123)   (1,155)        (68)
                                                       -------   -------   -------   -------     -------
Income (loss) before provision for income taxes.....    (4,926)     (413)     (606)    1,327      (2,431)
Provision for income taxes..........................       601        24        30       132         130
                                                       -------   -------   -------   -------     -------
Net income (loss)...................................   $(5,527)  $  (437)  $  (636)  $ 1,195     $(2,561)
                                                       =======   =======   =======   =======     =======
Basic net income (loss) per share(2)................   $ (3.45)  $  (.27)  $  (.40)  $  0.73     $ (0.39)
                                                       =======   =======   =======   =======     =======
Weighted average shares used to calculate basic net
  income (loss) per share...........................     1,600     1,600     1,604     1,641       6,651
                                                       =======   =======   =======   =======     =======
Diluted net income (loss) per share(2)..............   $ (3.45)  $  (.27)  $  (.40)  $  0.22     $ (0.39)
                                                       =======   =======   =======   =======     =======
Weighted average shares used to calculate diluted
  net income (loss) per share.......................     1,600     1,600     1,604     5,529       6,651
                                                       =======   =======   =======   =======     =======

                                                                          DECEMBER 31,
                                                       ---------------------------------------------------
                                                        1993      1994      1995      1996        1997
                                                       -------   -------   -------   -------   -----------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...........................   $   502   $   470   $   363   $ 1,682     $ 7,094
Working capital.....................................     1,952     2,680       543     2,513      17,297
Total assets........................................    18,332    18,001    19,751    22,898      27,432
Short-term borrowings...............................     5,103     4,858     7,837     9,629          86
Long-term debt, less current portion................     2,667     2,800        --        --          --
Total stockholders' equity..........................     3,580     3,331     2,862     4,628      19,119

---------------

(1) Represents an advisory fee paid to Capital Partners pursuant to an advisory agreement. The advisory agreement was terminated in December 1996. The 1996 amount includes a one-time termination payment of $360,000. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(2) See Note 1 of Notes to Consolidated Financial Statements of Storage Dimensions for an explanation of shares used in computing basic and diluted net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of Storage Dimensions should be read in conjunction with the consolidated financial statements and the related notes thereto included herein. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Storage Dimensions' actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, those discussed in this section and the section entitled "Storage Dimensions Business," as well as those discussed elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     Storage Dimensions was formed in late 1992 to acquire the assets of the "Storage Dimensions" subsidiary of Maxtor (the "Predecessor") for an aggregate of $21.4 million (the "Storage Acquisition"). The Storage Acquisition, which was completed in December 1992, was financed through equity investments in Storage Dimensions made by the Capital Partners Group by certain members of management and by Maxtor. A portion of the purchase price was also funded through bank borrowings and through a subordinated term loan in the principal amount of $4 million payable to Maxtor. The note payable to Maxtor was originally due December 31, 1995 but the maturity date was extended to the earlier to occur of the completion of Storage Dimension's initial public offering or May 10, 1997. A portion of the proceeds from Storage Dimension's initial public offering was used to repay the remaining balance due to Maxtor.

     Prior to the Storage Acquisition, the Predecessor was primarily engaged in designing, manufacturing and selling high volume storage products that attached to PCs and Macintosh computers and low-end servers. These desktop products generally incorporated Maxtor disk drives. As part of its strategy to develop a business that could successfully operate independently from Maxtor and would generate higher gross margins, during 1992 the Predecessor began to sell RAID products targeted at the enterprise storage markets. For the nine months ended December 31, 1992, desktop and enterprise/OEM product sales represented 85.9% and 14.1%, respectively, of total net sales. In furtherance of its long-term strategy, the transition was accelerated following the Storage Acquisition such that, in 1994 enterprise/OEM product sales represented a majority of total net sales and, for the year ended December 31, 1997, enterprise/OEM product sales represented substantially all of Storage Dimensions net sales. As the mix shifted from desktop products to enterprise/OEM products, the gross margins improved from 26.2% in 1993 to 37.3% in 1996, but declined to 35.9% in 1997. Storage Dimensions does not expect sales of desktop products to represent a material portion of its net sales in future periods.

     The transition from desktop storage to enterprise RAID storage products required a significant investment in research and development, sales and marketing, and operations. To implement this transition, Storage Dimensions significantly enhanced its infrastructure and employee expertise during 1995, 1996 and 1997, and operating expenses increased from 30.4% of sales in 1994 to 39.2% in 1997. The largest single expense associated with this transition was the staffing of a direct end-user sales organization starting in the third quarter of 1994.

     The absorption of fixed manufacturing overhead suffered during the transition from desktop to enterprise/OEM products as manufacturing volume decreased and RAID systems required more sophisticated and time consuming integration and test processes. The sale of the Storage Dimensions' Macintosh product line in 1994 further reduced volume and exacerbated the unfavorable overhead absorption situation. By the end of 1995 and continuing through 1996, the higher manufacturing volumes of the Storage Dimensions' RAID enterprise/OEM products resulted in greater overhead absorption and reductions in the per-unit manufacturing costs of such products. Gains from this effect leveled off in 1997, so that at the end of 1997 Storage Dimensions still had significant excess manufacturing capacity remaining. As a result, if manufacturing volumes were to increase, the Storage Dimensions would expect to achieve further economies of scale and lower per-unit manufacturing costs.

     Revenue from product sales is recognized upon shipment. Net sales reflect the invoiced amount for goods shipped less reserves for estimated returns. Storage Dimensions provides price protection to its distributors such that, if Storage Dimensions reduces the price of its products, distributors are entitled to a credit for the difference between the new, reduced price and the price they previously paid for products which are held in the distributor's inventory at the time of the price reduction. As a result, price reductions could have a material adverse effect on results of operations, depending upon distributor inventory levels at the time of the price reduction. In 1994, 1995, 1996 and 1997, Storage Dimensions issued approximately $161,000, $550,000, $840,000 and $485,000, respectively, of credits in connection with such price protection.

     Storage Dimensions utilizes a direct sales force to penetrate major new accounts, to create demand for its products, and to secure repeat business from existing customers. Storage Dimensions also maintains reseller distribution channels that facilitate procurement of Storage Dimensions' products by small and medium-sized end-users, producing incremental revenues from its marketing, sales and promotional efforts. In addition, certain large customers prefer to source through the reseller channels as part of their overall network equipment sourcing and integration strategy. Therefore, Storage Dimensions' resellers also fulfill some large customer orders that were generated by Storage Dimensions' direct sales force.

     After expanding its field sales force throughout 1997, Storage Dimensions reevaluated the effectiveness of its field sales force strategy in early 1998. As a result, five single-person sales offices in smaller geographic markets were closed in order to focus resources in the major metropolitan areas where larger sales offices are already established, and certain management positions in the sales organization were eliminated. Storage Dimensions intends to use its independent resellers to more efficiently serve the smaller geographic markets. Storage Dimensions believes that this new structure will allow for future sales growth while helping to control costs. Storage Dimensions intends to support and expand as appropriate its direct sales force in key markets while seeking to expand its reach into smaller markets through enhanced reseller arrangements. Storage Dimensions believes it can continue to generate additional sales at lower incremental selling costs. Storage Dimensions is prepared to expand its field sales operations in these major areas to further leverage its current investment.

     Storage Dimensions currently expects its revenues for the fiscal quarter ending March 31, 1998 to be significantly less than its results of operations for the fourth quarter of 1997 and for the first quarter of 1997. Storage Dimensions attributes the decline to a combination of uncertainty in the marketplace resulting from Storage Dimensions' announcement of the Merger and continued sales force productivity issues.

     The following discussion and analysis has been prepared without giving effect to the Merger. Should the Merger be completed, the business of Storage Dimensions and Artecon will be combined and, accordingly, the historical liquidity and results of operations of Storage Dimensions would not be indicative of the combined company's future liquidity or operating results.

RESULTS OF OPERATIONS

     The following table sets forth certain items from Storage Dimensions' consolidated statement of operations as a percentage of net sales for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                    1994        1995        1996        1997
                                                    -----       -----       -----    -----------
Net sales:
  Enterprise and OEM..............................   65.5%       87.2%       96.6%       99.5%
  Desktop.........................................   34.5        12.8         3.4         0.5
                                                    -----       -----       -----       -----
          Total net sales.........................  100.0%      100.0%      100.0%      100.0%
                                                    =====       =====       =====       =====
Cost of sales.....................................   68.6        61.8        62.7        64.1
                                                    -----       -----       -----       -----
Gross profit......................................   31.4        38.2        37.3        35.9
                                                    -----       -----       -----       -----
Operating expenses:
  Sales and marketing.............................   17.4        22.2        19.5        24.5
  Research and development........................    7.1         8.9         8.1         8.8
  General and administrative......................    5.4         5.6         5.3         5.9
  Advisory fee....................................    0.6         0.6         1.0          --
                                                    -----       -----       -----       -----
          Total operating expenses................   30.5        37.3        33.9        39.2
                                                    -----       -----       -----       -----
Income (loss) from operations.....................    0.9         0.9         3.4        (3.3)
Other income (expense), net.......................   (1.6)       (1.9)       (1.6)       (0.1)
                                                    -----       -----       -----       -----
Income (loss) before provision for income taxes...   (0.7)       (1.0)        1.8        (3.4)
Provision for income taxes........................     --          --         0.2         0.2
                                                    -----       -----       -----       -----
Net income (loss).................................    0.7%       (1.0)%       1.6%       (3.6)%
                                                    =====       =====       =====       =====

     1997 COMPARED TO 1996

     Net Sales. Net sales decreased 1.4% to $71.3 million in 1997, compared to $72.3 million during 1996. Sales of Enterprise/OEM products accounted for virtually all of the 1997 revenue, as the shift away from older Desktop products was completed. Revenues were essentially unchanged compared to the prior year primarily due to pricing declines in the first half of 1997, slow growth in sales force productivity throughout the year and a drop in revenue from sales to Xerox, Storage Dimensions' primary OEM customer. Revenue from Xerox decreased from approximately 13% of net revenue in 1996 to approximately 6% of net revenue in 1997. The continued penetration into the emerging Windows-NT marketplace was offset by declines in the Novell NetWare arena due to Novell's loss of market share to Microsoft's Windows NT. Products first introduced in 1997 did not account for significant growth.

     Gross Profit. Gross profit for 1997 was $25.6 million, or 35.9% of net sales, compared to $27.0 million, or 37.3% of net sales in 1996. The decrease in gross profit as a percentage of net sales in 1997 was primarily attributable to inventory write downs brought about by rapid declines in the cost of disk drives in the second quarter, and increased pricing pressure from competition. The adverse effects of pricing pressures were partially offset by reductions in material costs and a decline in the volume of relatively low margin OEM business. Storage Dimensions' gross margin has been and will continue to be affected by a variety of factors, including: competition; product configuration; the mix of direct versus indirect sales; the mix of enterprise, OEM and desktop products sold in any given period; the availability of new products and product enhancements which tend to carry higher gross margins than older products; and the cost and availability of components.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional costs and customer service and support expenses. Sales and marketing expenses for 1997 totaled $17.5 million, or 24.5% of net sales, compared to $14.1 million, or 19.5% of net sales in 1996. The increase in absolute amount was caused largely by the expenses of expanding the direct sales force and to a lesser extent from the costs of new product introductions. The increase in sales and marketing expense as a percentage of net sales in 1997 resulted from the slow increase in productivity of the new sales representatives and the decline in OEM revenue. There can be no assurance that an increase in these expenses will result in a proportional increase in net sales and the sales and marketing expense as a percentage revenue is expected to fluctuate in future periods.

     Research and Development. Research and development expenses consist primarily of employee compensation, prototype expenses and fees paid to outside consultants. To date no software development costs have been capitalized. Research and development expenses for 1997 totaled $6.3 million, or 8.8% of net sales, compared to $5.9 million, or 8.1% of net sales in 1996. The increase in research and development spending in absolute amount during 1997 was primarily a result of increased staffing levels necessary to support continued development of RAID products, primarily for the RAIDPro product and clustering solutions. The increase as a percentage of net sales was a result of the increase in the level of research and engineering spending. Storage Dimensions believes that significant investments in research and development will continue to be required to remain competitive and expects that these expenditures will increase in absolute dollars and fluctuate as a percentage of net sales in future periods.

     General and Administrative. General and administrative expenses consist primarily of compensation expenses for employees performing the Storage Dimension's administrative functions. General and administrative expenses for 1997 totaled $4.2 million, or 5.9% of net sales, compared to $3.8 million, or 5.3% of net sales in 1996. General and administrative expenses increased in absolute amount primarily as a result of the additional costs associated with operating as a public company and increased consulting costs.

     Advisory Fee. The advisory fees formerly consisted of amounts payable to Capital Partners pursuant to the Advisory Agreement that was terminated in 1996. Consequently, there were no fees in 1997 compared to fees of $729,000 in 1996. The 1996 fees included a one-time payment of $360,000 made in connection with the termination of the Advisory Agreement.

     Other Income (Expense), Net. Other income (expense), net consists primarily of interest income on investments offset by interest payments on outstanding debt. Other income (expense), net was a net expense of $68,000 in 1997 compared to a net expense of $1,155,000 in 1996. The drop in the interest expense comes from the investment of the proceeds from Storage Dimensions public offering in the second quarter. Some interest expense continues to be recorded from the expenses associated with maintaining Storage Dimensions' current but unused line of credit.

     Income Taxes. Income tax expenses incurred in 1996 and 1997 consist of federal alternative minimum taxes and California minimum franchise taxes for state taxes and taxes paid outside the United States. In determining likelihood of future realization of deferred tax assets, management considered various factors including Storage Dimensions's past history of losses and variability in quarterly results, and the significant competitive pressures in the industry in which Storage Dimensions operates. See "History of Operating Losses of Storage Dimensions; Potential Fluctuations in Quarterly Results." In the opinion of management, based on these factors, as of December 31, 1997, it was considered more likely then not that the gross deferred tax assets would not be realized. Accordingly, at December 31, 1997, Storage Dimensions recorded a full valuation allowance for these deferred tax assets. A future change in Storage Dimensions's assessment of the likelihood of future realization of deferred tax assets could result in a reduction of the valuation allowance, a corresponding reduction in Storage Dimensions's income tax expense recorded for financial statement purposes and a corresponding increase in net income. This would not, however, result in a change in actual income taxes payable by Storage Dimensions in any future period. See Note 5 of Notes to the Consolidated Financial Statements.

     1996 COMPARED TO 1995

     Net Sales. Net sales increased 20.2% to $72.3 million in 1996, compared to $60.2 million during 1995. Sales increased primarily due to a 33.1% increase to $69.9 million for Enterprise/OEM products, reflecting the continued shift in Storage Dimensions's product strategy toward these newer products. Enterprise/OEM products accounted for 96.6% of net sales, up from 87.2% in 1995.

     Gross Profit. Gross profit for 1996 was $27.0 million, or 37.3% of net sales, compared to $23.0 million, or 38.2% of net sales in 1995. The decrease in gross profit as a percentage of net sales in 1996 was primarily attributable to pricing pressures in the market for products using 4 gigabyte disk drives during the first half of 1996, as well as a relative increase in OEM sales which generally carry lower gross profit margins than enterprise products. The adverse effects of these factors were partially offset by the overall increase in sales of enterprise products which tend to carry higher gross margins, manufacturing efficiencies resulting from the higher level of sales of enterprise/OEM products and the elimination from Storage Dimensions's desktop product line of certain lower-margin, commodity-like products.

     Sales and Marketing. Sales and marketing expenses for 1996 totaled $14.1 million, or 19.5% of net sales, compared to $13.3 million, or 22.2% of net sales in 1995. Sales and marketing expense in 1996 in absolute amount was relatively flat compared to 1995, as Storage Dimensions did not significantly increase its sales staff during most of 1996. The decrease in sales and marketing expense as a percentage of net sales in 1996 resulted from increased productivity of the sales and marketing organization.

     Research and Development. Research and development expenses for 1996 totaled $5.9 million, or 8.1% of net sales, compared to $5.4 million, or 8.9% of net sales in 1995. The increase in research and development spending in absolute amount during 1996 was primarily a result of increased staffing levels necessary to support continued development of RAID products.

     General and Administrative. General and administrative expenses for 1996 totaled $3.8 million, or 5.3% of net sales, compared to $3.4 million, or 5.6% of net sales in 1995. General and administrative expenses increased in absolute amount primarily as a result of consulting costs associated with strategic planning activities.

     Advisory Fee. Advisory fees totaled $729,000, or 1.0% of net sales in 1996, compared to $360,000, or 0.6% of net sales in 1995. The 1996 amount includes a one-time payment of $360,000 made in connection with termination of the Advisory Agreement.

     Other Income (Expense), Net. Other income (expense), net was an expense of $1.2 million in 1996, up from an expense of $1.1 million in 1995. The difference primarily represents a one-time charge relating to the refinancing of Storage Dimensions's revolving line of credit during 1996.

     Income Taxes. Income tax expenses incurred in 1995 and 1996 were minimal as a result of operating losses incurred and the carry forward of prior period losses. These carry forwards were virtually exhausted as of December 31, 1996. Remaining gross deferred tax assets of $1,695,000 at December 31, 1996 are primarily attributable to differences between the financial accounting and tax deductibility of certain items including inventory reserves, depreciation and amortization, research and development credits and compensation accruals. In the opinion of management, as of December 31, 1996, it was considered more likely than not that the gross deferred tax assets would not be realized. Accordingly, at December 31, 1996, Storage Dimensions recorded a full valuation allowance for these deferred tax assets. See Note 5 of Notes to the Storage Dimensions Consolidated Financial Statements.

     1995 COMPARED TO 1994

     Net Sales. Net sales decreased 1.7% to $60.2 million in 1995, compared to $61.2 million during 1994. Sales decreased primarily due to a 63% decrease in sales of desktop products, partially offset by a 30% increase in sales of enterprise/OEM products. Enterprise/OEM products accounted for 87.2% of the net sales in 1995, up from 65.5% of net sales in 1994.

     Gross Profit. Gross profit for 1995 was $23.0 million, or 38.2% of net sales, compared to $19.2 million, or 31.4% of net sales in 1994. The increase in gross profit as a percentage of net sales in 1995 was primarily attributable to a favorable sales mix of higher-end enterprise systems included in enterprise/OEM product revenues partially offset by an unfavorable mix in sales of lower margin desktop products included in desktop product revenues in the period.

     Sales and Marketing. Sales and marketing expenses for 1995 totaled $13.3 million, or 22.2% of net sales, compared to $10.7 million, or 17.4% of net sales in 1994. Sales and marketing expenses increased in absolute amount and as a percent of net sales in 1995 primarily as a result of Storage Dimensions' efforts to build its sales and marketing organization to support the transition from indirect to direct sales efforts.

     Research and Development. Research and development expenses for 1995 totaled $5.4 million, or 8.9% of net sales, compared to $4.3 million, or 7.1% of net sales in 1994. The increase in research and development spending in both absolute amount and as a percentage of net sales during 1995 was primarily a result of development activities related to Storage Dimensions' RAID products.

     General and Administrative. General and administrative expenses for 1995 totaled $3.4 million, or 5.65% of net sales, compared to $3.3 million, or 5.4% of net sales in 1994. General and administrative expenses in both absolute amount and as a percentage of net sales were relatively flat from 1994 to 1995 as management responded to flat overall sales levels.

     Advisory Fee. Advisory fees totaled $360,000 and $362,000 in 1995 and 1994, respectively, and constituted 0.6% of net sales in both years.

     Other Income (Expense), Net. Other income (expense), net was an expense of $1.1 million in 1995, up from an expense of $983,000 in 1994. The increase in 1995 was primarily attributable to higher average loan balances during the year as well as an increased interest rate on the loan payable to Maxtor. See "Certain Transactions."

     Income Taxes. Income tax expenses incurred in 1994 and 1995 were minimal as a result of operating losses incurred. Gross deferred tax assets of $2,259,000 at December 31, 1995 are primarily attributable to operating loss carryforwards and differences between the financial accounting and tax deductibility of certain items including inventory reserves, depreciation and amortization, research and development credits and compensation accruals. In the opinion of management, as of December 31, 1995, is was considered more likely than not that the net deferred tax assets would not be realized. Accordingly, at December 31, 1995, Storage Dimensions recorded a full valuation allowance for these deferred tax assets. See Note 5 of Notes to the Storage Dimensions Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, Storage Dimensions' working capital was $17.3 million, up from $2.5 million at December 31, 1996. The increase in working capital was primarily attributable to the proceeds of Storage Dimensions' initial public offering in 1997 offset by the repayment of short-term debt with a portion of such proceeds and the effects of the operating losses in 1997. Net accounts receivable increased slightly to $12.2 million at December 31, 1997, compared to $11.9 million at December 31, 1996, as a result of slowness in payments at year end. Inventories decreased to $5.6 million at December 31, 1997, from $6.3 million at December 31, 1996, primarily as a result of the reduction in strategic supplies as the risk of shortages identified in late 1996 has abated. Accounts payable decreased to $4.0 million at December 31, 1997, compared to $5.1 million at December 31, 1996 largely from the effects of payment timing related to the increase of strategic inventories at the end of 1996.

     Storage Dimensions has an $11 million revolving line of credit expiring in May 1998. The borrowings under the line of credit bear interest at the rate of prime plus 0.75% (9.25% at December 31, 1997). Borrowings are secured by all Storage Dimensions' assets. There were no borrowings outstanding under the line of credit at December 31, 1997 and, as of such date, $11 million was available for borrowings. There are no financial covenants in the line of credit.

     Storage Dimensions presently expects that current cash resources, together with cash generated from operations should be sufficient to meet its operating and capital requirements for the next twelve months. Storage Dimensions may, however, need additional capital prior to that time. There can be no assurance that additional capital will be available to Storage Dimensions on favorable terms or at all.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All forward-looking statements in this document are based on information available to the Company on the date hereof and assumptions which the Company believes are reasonable, and the Company assumes no obligation to update any such forward-looking statements. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this document.

     HISTORY OF OPERATING LOSSES; POTENTIAL FLUCTUATIONS IN QUARTERLY
RESULTS. While Storage Dimensions generated net income in 1996, it incurred losses in 1993, 1994, 1995 and 1997. Storage Dimensions currently expects its revenues for the fiscal quarter ending March 31, 1998 to be significantly less than its results of operations for the fourth quarter of 1997 and for the first quarter of 1997. Storage Dimensions attributes the decline to a combination of uncertainty in the marketplace resulting from Storage Dimensions' announcement of the Merger in late 1997 and continued sales force productivity issues. There can be no assurance that the Company will be profitable on a quarterly or annual basis.

     Storage Dimensions' quarterly operating results have in the past varied and may in the future vary significantly depending on a number of factors, including: the level of competition; the size, timing, cancellation or rescheduling of significant orders; product configuration and mix; market acceptance of new products and product enhancements; new product announcements or introductions by competitors; deferrals of customer orders in anticipation of new products or product enhancements; changes in pricing by the Company or its competitors; the impact of price protection measures and return privileges granted by the Company to its distributors and VARs; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis; hardware component costs and availability, particularly with respect to hardware components obtained from sole sources; hardware supply constraints; the Company's success in expanding its sales and marketing programs; technological changes in the network storage system market, in particular the PC-LAN and UNIX storage system markets; the mix of sales among the Company's sales channels; levels of expenditures on research and development; changes in the Company's strategy; personnel changes; and general economic trends and other factors.

     Sales for any future quarter are not predictable with any significant degree of certainty. Storage Dimensions generally operates with limited order backlog because its products typically are shipped shortly after orders are received. As a result, sales in any quarter are generally dependent on orders booked and shipped in that quarter. Sales are also difficult to forecast because the PC-LAN and UNIX storage system markets are rapidly evolving and Storage Dimensions' sales cycles vary substantially from customer to customer. The Company's customers generally have the right to cancel orders at any time and a limited right to return products for a refund. The cancellation of orders already placed and the return of products could have a material adverse effect on operating results in any quarter. Due to the typical timing of customer orders, the Company often ships products representing a significant portion of its net sales for a quarter during the last month of that quarter. Any significant deferral of these sales could have a material adverse effect on the results of operations in any particular quarter. To the extent that the Company completes significant sales earlier than expected, operating results for subsequent quarters may be adversely affected. The Company's expense levels will be based, in part, on its expectations as to future sales. As a result, if sales levels are below expectations, net income may be disproportionately affected.

     Over the past several years, Storage Dimensions has transitioned its focus from desktop subsystem products to enterprise RAID products for use primarily in PC-LAN network applications. As a result, Storage Dimensions has become increasingly dependent on the market for these products and on its ability to compete successfully in this market. Although Storage Dimensions has experienced growth in its net sales of enterprise and OEM products in prior periods, Storage Dimensions' net sales from its desktop products have declined during the same periods. In recent periods, the level of net sales growth generated from Storage Dimensions' enterprise and OEM products has not sustained a consistent quarter-over-quarter growth in total net sales.

There can be no assurance that Storage Dimensions will experience sales growth with respect to its enterprise and OEM products in future periods. Due to all of the foregoing factors, period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance. It is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of Storage Dimensions' Common Stock would likely be materially and adversely affected.

     RELIANCE ON KEY CUSTOMERS AND INDIRECT DISTRIBUTION CHANNELS. Storage Dimensions sells its products through a direct sales force and through multi-tiered distribution channels. In 1997, Storage Dimensions' top ten customers, of which six were distributors or VARs, accounted for approximately 42% of Storage Dimensions' total net sales. In particular, The Sun Financial Group, an end user, accounted for approximately 10% of Storage Dimensions' 1997 total net sales. In 1996, Storage Dimensions' top ten customers, of which six were distributors or VARs, accounted for approximately 50% of its total net sales, and Tech Data and Xerox accounted for approximately 8% and 13%, respectively, of Storage Dimensions' total net sales. Storage Dimensions expects that a high percentage of the Company's sales for the foreseeable future will be through indirect channels and to a limited number of customers. There can be no assurance that orders from existing customers will continue at their historical levels, or that the Company will be able to obtain orders from new customers. Storage Dimensions generally has not entered into long-term volume purchase contracts with their customers, and customers generally have certain rights to extend or to delay the shipment of their orders. Storage Dimensions provides price protection to distributors such that, if the company reduces the price of its products, distributors are entitled to a credit for the difference between the new, reduced price and the price previously paid for products held in the distributor's inventory at the time of the price reduction. As a result, price reductions could have an immediate material adverse effect on the Company's results of operations, depending upon distributor inventory levels at the time of the price reduction. In 1995, 1996 and 1997, Storage Dimensions issued approximately $550,000, $840,000, and $485,000, respectively, of credits in connection with such price protection. Although Storage Dimensions believes that it provides adequate allowances for product returns, there can be no assurance that actual returns will not exceed recorded allowances which could have a material adverse effect on the Company's operating results. In addition, there can be no assurance that existing end-user customers will not purchase their storage equipment from the manufacturer that provides their network computing systems and, as a result, reduce or eliminate purchases from the Company. The loss of one or more of the Company's current customers, particularly a principal customer, or cancellation or rescheduling of orders already placed, could materially and adversely affect the Company's business, operating results or financial condition. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     DEPENDENCE ON NEW PRODUCTS; RAPID TECHNOLOGICAL CHANGE. The storage system market is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and increased storage capacities by the Company's competitors and the emergence of new industry standards could render the Company's products obsolete and unmarketable. The Company's future success will depend upon its ability to develop and to introduce new products with increasing storage capabilities (including new software releases and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing any other products that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products, in particular those for use with Windows NT and UNIX systems, in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected.

     Storage system products like those offered by Storage Dimensions may contain undetected software errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing, errors will not be found in new products after commencement of commercial shipments, resulting in a loss of or delay in market acceptance, which could have a material adverse effect on the Company's business, operating results or financial condition. Storage Dimensions standard warranty provides that if the system does not function to published specifications the Company will repair or replace the defective component without charge. Although to date Storage Dimensions' suppliers of hardware components have generally covered the warranty costs associated with such components, there can be no assurance that such manufacturers will continue to be willing or able to cover such costs, and their failure to do so would result in such costs being borne by the Company. There can be no assurance that the Company's warranty costs will not be significant in the future. Significant warranty costs, particularly those that exceed reserves, could have a material adverse effect on the Company's business, operating results or financial condition.

     Storage Dimensions' agreements with customers typically contain provisions intended to limit exposure to potential product liability claims. It is possible that the limitation of liability provisions contained in Storage Dimensions' agreements may not be effective. Although Storage Dimensions has not received any product liability claims to date, the sale and support of products by the Company and the incorporation of products from other companies may entail the risk of such claims. A successful product liability claim against the Company could have a material adverse effect on the Company's business, operating results or financial condition.

     DEPENDENCE ON KEY PERSONNEL. The Company's future performance will depend in significant part upon the continued service of its senior management and key sales and technical personnel. The Company expects to provide incentives such as salary, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. In recent periods, Storage Dimensions has experienced difficulties retaining existing and attracting and training new, skilled personnel. Any inability to attract, train and retain skilled sales personnel in future periods or the loss of the services of one or more of the Company's officers or other key employees could have a material adverse effect on the Company's business, operating results or financial condition. The Company's future success will also depend on its ability to attract and retain highly qualified technical and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and management employees or that it can attract, assimilate or retain other highly qualified technical and management personnel in the future.

     DEPENDENCE ON GROWTH IN THE PC-LAN MARKET. Most of Storage Dimensions' products address the PC-LAN market, in particular NetWare and Windows NT applications. The Company will likely continue to focus its development and marketing efforts on storage system applications, including storage systems for the UNIX market. The Company's future financial performance will depend in part on continued growth in the storage systems market. There can be no assurance that the storage systems market will grow at rates currently anticipated, or at all. If the storage systems market fails to grow or grows more slowly than anticipated, or if storage systems based on emerging standards other than standards adopted by the Company become increasingly accepted by the market, the Company's business, operating results and financial condition would be materially and adversely affected. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production over capacity, price erosion, work slowdowns and layoffs. The Company's operations may in the future experience substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results or financial condition.

     COMPETITION. The storage system market is intensely competitive. Storage Dimensions competes in the storage systems market and experiences the greatest competition from traditional suppliers of storage systems, such as Compaq Corporation ("Compaq"), Hewlett-Packard Company ("HP") and International Business Machines Corporation ("IBM"), who market storage systems as part of their complete computer systems. Storage Dimensions also competes against independent storage system suppliers, including DEC Storage Works "DEC"), MTI Technology ("MTI"), Procom Technology, Inc., Auspex Systems, Inc., Data General Corporation, EMC Corporation, Network Appliance, Inc., Storage Computer, Inc. and Symbios Logic, Inc. Such competitors could develop and market products that address the storage systems market, and in particular Windows NT applications. Many of Storage Dimensions' current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than Storage Dimensions, and as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of products than can Storage Dimensions, or to deliver competitive products at a lower end-user price. Storage Dimensions also expects that competition will increase as a result of industry consolidations. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of Storage Dimensions' prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results or financial condition.

     Storage Dimensions believes that the principal competitive factors affecting their markets include: fault-tolerant reliability, performance, ease of use, scalability, configurability, price and customer service and support. There can be no assurance that the Company will be able to successfully incorporate these factors into its products and to compete against current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results or financial condition.

     DEPENDENCE ON LIMITED NUMBER OF SUPPLIERS OF HIGH QUALITY
COMPONENTS. Storage Dimensions relies upon a limited number of suppliers of several key components utilized in the assembly of Storage Dimensions' products. For example, Storage Dimensions purchases disk drives primarily from Seagate Technology, Inc. ("Seagate"), DLT tape drives exclusively from Quantum Corporation ("Quantum") and DGR (Dynamic Growth and Reconfiguration) RAID controllers exclusively from American Megatrends, Inc. Storage Dimensions' reliance on its suppliers involves several risks, including: an inadequate supply of required components; price increases; late deliveries; and poor component quality. These risks are particularly significant with respect to suppliers of disk drives because, in order to meet product performance requirements, Storage Dimensions must obtain disk drives with extremely high quality and capacity. In addition, there is currently a significant market demand for disk drives, tape drives and RAID controllers, and from time to time Storage Dimensions may experience component shortages, selective supply allocations and increased prices of such components. Although to date Storage Dimensions has not experienced shortages of such components, there can be no assurance that the Company will be able to obtain its full requirements of such components in the future or that prices of such components will not increase. In addition, there can be no assurance that problems with respect to yield and quality of such components and timeliness of deliveries will not occur. Disruption or termination of the supply of these components could delay shipments of the Company's products and could have a material adverse effect on the Company's business, operating results or financial condition. Such delays could also damage relationships with current and prospective customers.

     In the past, due to Storage Dimensions' quality requirements, Storage Dimensions has experienced delays in the shipments of its new products principally due to an inability to qualify component parts from disk drive manufacturers and other suppliers, resulting in delay or loss of product sales. Storage Dimensions has currently qualified disk drives manufactured by Seagate, tape drives from Quantum, and RAID controllers from Mylex Corporation and American Megatrends. Although these delays in the past have not had a material adverse effect upon Storage Dimensions' business, operating results or financial condition, there can be no assurance that in the future any such delays will not have such a material adverse effect on the Company.

     INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS. Storage Dimensions believes that the continued growth and profitability of the Company will require expansion of international operations, particularly in Europe and Japan. Accordingly, Storage Dimensions intends to expand its international operations and enter additional international markets, which will require significant management attention and financial resources. In addition, the Company's international operations are subject to a variety of risks associated with conducting business internationally, including fluctuations in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, increases in tariffs, duties, price controls or other restrictions on foreign currencies, and trade barriers imposed by foreign countries, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to expand its international operations successfully and in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition.

     DEPENDENCE ON PROPRIETARY TECHNOLOGY. Storage Dimensions' success depends significantly upon their respective proprietary technology. Storage Dimensions currently relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect their proprietary rights and seek to protect their respective software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Storage Dimensions has registered its Storage Dimensions and LANStor trademarks and will continue to evaluate the registration of additional trademarks as appropriate. Storage Dimensions generally enters into confidentiality agreements with their employees and with key vendors and suppliers. Storage Dimensions currently has one U.S. patent application pending associated with the object-oriented layered architecture of its RAIDFlex array management software. There can be no assurance that patents, if issued will provide a meaningful competitive barrier or that any pending patents will ever be issued, that the Company will develop proprietary products or technologies that are patentable, that any patent issued in the future will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. Storage Dimensions believes that the rapidly changing technology in the computer storage industry makes future success dependent more on the technical competence and creative skills of its personnel than on any patents it may be able to obtain.

     There has also been substantial litigation in the computer industry regarding intellectual property rights, and litigation may be necessary to protect the combined company's proprietary technology. Storage Dimensions has from time to time received claims that they are infringing third parties' intellectual property rights, and there can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights. Storage Dimensions expects that companies in the storage system market will increasingly be subject to infringement claims as the number of products and competitors in the Company's target markets grows. Any such claims or litigation may be time-consuming and costly, cause product shipment delays, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect on the Company's business, operating results or financial condition. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that Storage Dimensions regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company.

     EFFECT ON FUTURE STOCK SALES. An aggregate of approximately 4,500,623 shares of Storage Dimensions Common Stock beneficially owned by Capital Partners and Maxtor Corporation have certain registration rights, including the right to require registration of their shares under certain circumstances and subject to certain conditions. The sale of a significant number of the foregoing shares at one time pursuant to these registration rights may cause a reduction in the market price of the Storage Dimensions Common Stock.

     YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The cost of making the Company's products Year 2000 compliant is not expected to be material.

     Storage Dimensions believes that the purchasing patterns of customers and potential customers may be affected by the Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for products. Additionally, Year 2000 issues could cause a significant number of companies, including current customers, to reevaluate their current information system needs, and as a result consider switching to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference from pages F-1 through F-15 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company, and their ages as of December 31, 1997, were as follows:

            NAME              AGE                            POSITION
            ----              ---                            --------
David A. Eeg................  51     President, Chief Executive Officer and Director
Gene E. Bowles, Jr..........  50     Former Executive Vice President, Marketing & Customer
                                     Service and Former Director
Robert E. Bylin.............  55     Senior Vice President, Finance and Chief Financial
                                     Officer
Frederick J. Berkowitz......  40     Former Vice President, Systems Engineering
James M. Canter.............  34     Vice President, Software Engineering
Ted Chen....................  45     Vice President, Marketing
Ralph Ciarlanti III.........  38     Vice President, Operations
Kenneth D. Epstein..........  42     Former Vice President, North American Sales
Clarissa Gould Marshall.....  42     Vice President, Corporate Communications
Brian D. Fitzgerald.........  53     Chairman of the Board
A. George Gebauer...........  64     Vice Chairman of the Board
Dr. Chong Sup Park..........  49     Director

     DAVID A. EEG, a founder of the Company, has served as President and Chief Executive Officer of the Company since the Company's inception in December 1992 and served as a Director since January 1993. From December 1985 to December 1992, Mr. Eeg served as President and Chief Executive Officer of the Predecessor, which was an independent company from its formation in December 1985 and was acquired by, and became a wholly-owned subsidiary of, Maxtor in 1987. Mr. Eeg's career spans more than 25 years in the computer peripherals industry and includes executive level positions in firms ranging from start-ups to large corporations including Atasi, a disk drive manufacturing company, Shugart Associates, a disk storage company, and Control Data Corporation, a computer manufacturing company.

     GENE E. BOWLES, JR., a founder of the Company, served the Company as an Executive Vice President with various responsibilities from December 1992 until December 1997, and was the Executive Vice

President, Marketing and Customer Service and served as Secretary and a Director from January 1993 until December 1997. From December 1985 to December 1992, Mr. Bowles served as an Executive Officer of the Predecessor. Mr. Bowles has also been a member of the Advisory Committee to the Board of Directors of Qualix since 1991. Prior management experience includes 15 years at companies such as Atasi, a disk drive manufacturing company, Texas Instruments, an electronic products company, and Caterpillar, Inc., a heavy machinery company. Mr. Bowles holds a B.S.E. in Industrial Engineering from the University of Michigan, an M.S. in Engineering Management from Northeastern University and an M.B.A. from Stanford University, Graduate School of Business.

     ROBERT E. BYLIN has served as Senior Vice President, Finance and Chief Financial Officer of the Company since August 1994, and from December 1992 to August 1994, as the Company's Vice President, Finance and Chief Financial Officer. Mr. Bylin also served as a Director of the Company from August 1994 to January 1997. From March 1991 to December 1992, Mr. Bylin served as Vice President, Finance and Chief Financial Officer of the Predecessor. In addition, Mr. Bylin served as a Director for the Financial Executives Institute, Santa Clara Valley Chapter, from 1993 to 1995, and as a Director of Technology Federal Credit Union since 1986. Prior to joining the Predecessor, Mr. Bylin was Vice President of Finance and Administration for Memorex Computer Supplies, a computer media and peripherals company, from 1987 until March 1991. Mr. Bylin holds a B.S. in Mathematics from Trinity College and an M.B.A. from the Harvard Graduate School of Business.

     FREDERICK J. BERKOWITZ served as Vice President, Systems Engineering of the Company from November 1996 until December 1997. From October 1990 to October 1996, Mr. Berkowitz served as the Director of Platform Development at Hal Computer Systems, a network computer system company. Mr. Berkowitz holds a B.S. in Electrical Engineering from Union College and an M.S. in Computer Information and Control Engineering from the University of Michigan.

     JAMES M. CANTER has served as Vice President, Software Engineering of the Company since March 1996, and has held various software engineering positions at the Company since December 1992. From February 1988 to December 1992, Mr. Canter held various software engineering positions at the Predecessor. From 1985 to 1988, Mr. Canter was Product Development Manager for TW Technologies, a supplier of peripheral storage subsystems. Mr. Canter holds a B.S. in Microbiology from Arizona State University.

     TED CHEN has served as Vice President, Marketing of the Company since July 1995, and from January 1995 to July 1995 as the Company's Vice President, Unix Marketing. From January 1993 to January 1995, Mr. Chen was the Director, Marketing at Lynx Real-Time Systems, a software development company, and from July 1981 to December 1992 he held various marketing positions at Hewlett-Packard Company, a computer company, most recently as Marketing Manager. Mr. Chen holds a B.S. and M.S. in Electrical Engineering from Cornell University and an M.B.A. from the Harvard Graduate School of Business.

     RALPH CIARLANTI III has served as Vice President, Operations of the Company since November 1995, and, from December 1992 to October 1995, held various manufacturing positions at the Company. From June 1992 to September 1992, Mr. Ciarlanti was the Senior Quality Engineer of the Predecessor and from October 1992 to December 1992, Mr. Ciarlanti was the Manager of Quality Assurance of the Predecessor. From July 1987 to June 1992, Mr. Ciarlanti served as the Peripherals Supplier Quality Manager at Tandem Computers Incorporated, a computer manufacturing company. Mr. Ciarlanti holds an A.S. in Computer Technology from San Jose City College.

     KENNETH D. EPSTEIN served as Vice President, Sales of the Company from July 1996 until December 1997 and from December 1994 to June 1996, as the Company's Director, OEM sales. From October 1993 to December 1994 Mr. Epstein was the Vice President, Sales at Maximum Strategy, a computer storage system company, and the Regional Director, Sales at QMS, Inc., a computer printer company, from February 1987 to September 1993. Mr. Epstein holds a B.S. in Business Administration from the University of Colorado.

     CLARISSA GOULD MARSHALL has served as Vice President, Corporate Communications of the Company since October 1997, and from 1992 to October 1997, served as the Company's Director, Marketing Communications. From 1984 to 1992, Ms. Marshall held senior product and corporate communications management positions with voice messaging vendors Tigon and VMX and with Spectradyne, a provider of interactive video products for the hotel industry. Ms. Marshall holds a B.S. degree from Ithaca College.

     BRIAN D. FITZGERALD has served as Chairman of the Board since inception of the Company in December 1992. Mr. Fitzgerald formed Capital Partners and Capital Partners I, L.P., in 1982 and has since been the former's President and a General Partner of the latter. Capital Partners acts as a diversified investment holding and operating company. Capital Partners(R) is a registered trademark that describes the overall group of Capital Partners(R) entities. Mr. Fitzgerald and Mr. Gebauer formed Capital Partners II, L.P. in 1990. Capital Partners I, Capital Partners II and related entities hold majority ownership positions and various officer and director positions in seven other businesses in diversified industries. From 1977 to 1982, Mr. Fitzgerald was a General Partner of Industrial Capital Group and from 1974 to 1977 served as strategic planning manager and corporate staff consultant at General Electric Company. Mr. Fitzgerald was formerly a Director of Bryant Universal Roofing, Inc., a private corporation which filed for bankruptcy in April 1996 under Chapter 11 of the U.S. Bankruptcy Code. Mr. Fitzgerald is also the Chairman of the Board of Security Capital Corporation, a public company, a position he has held since July 1990, and is a director of a number of privately held companies. Mr. Fitzgerald holds an A.B. degree from Princeton University and an M.B.A. from the Harvard Graduate School of Business.

     A. GEORGE GEBAUER has served as Vice Chairman of the Board since inception of the Company in December 1992. Mr. Gebauer joined Capital Partners in July 1986 and is currently its Vice President. From 1980 to 1986, Mr. Gebauer served as Director of Corporate Development at Axel Johnson, Inc., a diversified holding company. In addition, since 1990 Mr. Gebauer has served as the President, Treasurer and a Director of Security Capital Corporation. Mr. Gebauer was formerly a Director of Bryant Universal Roofing, Inc., a private corporation which filed for bankruptcy in April 1996 under Chapter 11 of the U.S. Bankruptcy Code. In addition, Mr. Gebauer was formerly a Director and Executive Officer of Alpha Modular Systems, Inc., a privately-held California corporation which had an involuntary petition under Chapter 7 of the U.S. Bankruptcy Code filed against it in March 1994 by certain of its creditors in the United States Bankruptcy Court for the Central District of California. Mr. Gebauer also serves as Director of a number of privately held companies. Mr. Gebauer holds a B.A. in Chemistry form Amherst College, an M.S. in Chemical Engineering from M.I.T. and an M.B.A. from Rutgers University.

     CHONG SUP PARK has served as a Director of the Company since August 1996. Dr. Park is the President of Hyundai Electronics America, an electronics company, where he has been employed since September 1996, and, since July 1996, has also served as the Vice Chairman of Maxtor Corporation, a disk drive manufacturer. Dr. Park was the President of Maxtor Corporation from February 1995 to June 1996, the President of Axil Computer Inc., a workstation manufacturing company, from July 1993 to January 1995, the Executive Vice President at Ernst & Young Consulting, Inc., a public accounting firm, from April 1992 to June 1993, and the Senior Vice President of Hyundai Electronics Company Limited from January 1990 to March 1992. Dr. Park holds a B.A. in Management from Yonsei University, an M.A. in Management from Seoul National University, an M.B.A. from the University of Chicago and a Doctorate in Management from Nova Southwestern University.

     All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Officers serve at the discretion of the Company's Board of Directors. There are no family relationships between any of the directors or executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth all compensation awarded to, earned by, or paid for services rendered to Storage Dimensions in all capacities during the year ended December 31, 1997 for the (i) current Chief Executive Officer of Storage Dimensions and (ii) the four most highly compensated Storage Dimensions executive officers whose salary, bonus and other compensation for such year exceeded $100,000 (the "Storage Dimensions Named Executive Officers").

                                                                                 LONG TERM
                                                  ANNUAL COMPENSATION           COMPENSATION
                                          -----------------------------------   ------------
                                                                 OTHER ANNUAL    SECURITIES
                                                                 COMPENSATION    UNDERLYING
   NAME AND PRINCIPAL POSITION     YEAR   SALARY($)   BONUS($)      ($)(1)       OPTIONS(#)
   ---------------------------     ----   ---------   --------   ------------   ------------
David A. Eeg.....................  1997   $291,303    $44,793      $ 8,923         100,000
  President and Chief              1996    282,068     16,753        8,315              --
  Executive Officer
Gene Bowles, Jr. ................  1997    242,662     34,818        8,693         100,000
  former Executive Vice
     President,
  Marketing & Customer Service     1996    220,237     13,615        7,398              --
Robert E. Bylin..................  1997    164,690     33,871        4,961          50,000
  Senior Vice President, Finance   1996    156,132     13,360        3,872              --
  and Chief Financial Officer
Ralph Ciarlanti III..............  1997    133,278     11,165        1,470          50,000
  Vice President, Operations       1996    112,853      9,387        3,737          12,500
Kenneth Epstein..................  1997    132,623    114,138        5,289          50,000
  former Vice President,           1996     92,292     68,000        4,050           9,375
  North American Sales

---------------

(1) Includes car allowances, group life insurance and long-term disability insurance.

SEVERANCE AGREEMENTS

     In connection with the Merger, Storage Dimensions and each of David Eeg, President and Chief Executive Officer, and Robert Bylin, Chief Financial Officer of Storage Dimensions, amended the employment agreements of such persons to provide certain severance benefits upon termination of their relationship with Storage Dimensions.

OPTION GRANTS DURING 1997

     The following table sets forth for each of the Storage Dimensions Named Executive Officers certain information concerning stock options granted during the year ended December 31, 1997.

                                                                   INDIVIDUAL GRANTS
                                               ---------------------------------------------------------
                                               NUMBER OF
                                               SECURITIES    PERCENT OF TOTAL
                                               UNDERLYING    OPTIONS GRANTED     EXERCISE
                                                OPTIONS      TO EMPLOYEES IN       PRICE      EXPIRATION
                    NAME                       GRANTED(1)          1997          PER SHARE     DATE(2)
                    ----                       ----------    ----------------    ---------    ----------
David A. Eeg.................................   100,000            9.9%            $7.00        3/3/07
Gene Bowles, Jr. ............................   100,000            9.9%             7.00        3/3/07
Robert E. Bylin..............................    50,000            4.9%             7.00        3/3/07
Ralph Ciarlanti III..........................    50,000            4.9%             7.00        3/3/07
Kenneth Epstein..............................    50,000            4.9%             7.00        3/3/07

---------------

(1) Options generally have a ten year term, and vest at the rate of 1/8 of the shares six months from the vesting start date and the balance monthly over the succeeding 42 months.

(2) Options may terminate before their expiration dates if the optionee's status as an employee or consultant is terminated or upon the optionee's death or disability prior to such date.

AGGREGATE OPTION EXERCISES IN 1997 AND YEAR-END OPTION VALUES

     The following table sets forth for each of the Storage Dimensions Named Executive Officers certain information concerning options exercised during 1997 and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 1997. The following table also sets forth the value of unexercised "in-the-money" options held at December 31, 1997.

                                                                      NUMBER OF
                                          VALUE REALIZED        SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                           NUMBER OF     (MARKET PRICE AT      UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS AT
                            SHARES        EXERCISE LESS           DECEMBER 31, 1997          DECEMBER 31, 1997($)(1)
                          ACQUIRED ON        EXERCISE        ---------------------------   ---------------------------
          NAME             EXERCISE         PRICE)($)        EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
          ----            -----------   ------------------   -----------   -------------   -----------   -------------
David A. Eeg............        --                --           81,250         81,250        $221,875             --
Gene Bowles, Jr. .......        --                --           81,250         81,250         221,875             --
Robert E. Bylin.........        --                --           17,292         42,865          28,105        $ 7,952
Ralph Ciarlanti III.....     9,791           $53,230           10,155         50,054           2,436         28,139
Kenneth Epstein.........        --                --           14,819             --          16,784             --

---------------

(1) Calculated by determining the difference between the fair market value of the securities underlying the option at December 31, 1997 and the exercise price of such person's option.

(2) The value realized represents the estimated value of shares of Storage Dimensions Common Stock determined as of the date of exercise by reference to an independent appraisal of Storage Dimensions Common Stock, less the option exercise price.

EMPLOYEE STOCK PLANS

     1993 STOCK OPTION PLAN

     Storage Dimensions' 1993 Stock Option Plan (the "1993 Option Plan"), which provides for the grant of 555,555 shares of Storage Dimensions Common Stock, was approved by the Storage Dimensions Board and stockholders on June 11, 1993. As of December 31, 1997, options to purchase 360,580 shares were outstanding under the 1993 Option Plan and 71,188 shares of Storage Dimensions Common Stock remained available for issuance under the 1993 Option Plan. The terms of the 1993 Option Plan are substantially similar to those of the 1996 Stock Option Plan described below. Effective January 1998, the 1993 Option Plan was amended to provide that all outstanding options granted under the 1993 Option Plan (but not any options granted in the future) will become fully vested and exercisable upon completion of the Merger.

     1996 STOCK OPTION PLAN

     Storage Dimensions' 1996 Stock Option Plan (the "1996 Option Plan") provides for the granting to employees and consultants of nonstatutory stock options. The 1996 Option Plan was approved by the Board of Directors in December 1996 and by the stockholders in January 1997. A total of 1,000,000 shares of Storage Dimensions Common Stock was originally reserved for issuance pursuant to the 1996 Option Plan. As of December 31, 1997, options to purchase 805,831 shares of Storage Dimensions Common Stock were outstanding under the 1996 Option Plan and 194,169 shares of Storage Dimensions Common Stock remained available for issuance under the 1996 Option Plan. At the Storage Dimensions Special Meeting of Stockholders to be held on March 31, 1998, Storage Dimensions stockholders will be asked to approve an amendment to the 1996 Option Plan in order to increase the number of shares issuable thereunder to 3,000,000.

     1996 EMPLOYEE STOCK PURCHASE PLAN

     Storage Dimensions' 1996 Employee Stock Purchase Plan (the "Purchase Plan") was approved by the Storage Dimensions Board in December 1996 and by the stockholders in January 1997. A total of 200,000 shares of Storage Dimensions Common Stock was originally reserved for issuance under the Purchase Plan. As of December 31, 1997, 47,253 shares of Storage Dimensions Common Stock had been purchased under the Purchase Plan and 152,747 shares of Storage Dimensions Common Stock remained available for purchase under the Purchase Plan. At the Storage Dimensions Special Meeting of Stockholders to be held on March 31, 1998, Storage Dimensions stockholders will be asked to consider and approve an amendment to the Purchase Plan to increase the number of shares of Storage Dimensions Common Stock issuable thereunder to 400,000.

401(k) PLAN

     Storage Dimensions has a 401(k) Plan, pursuant to which eligible employees may elect to reduce their current salary by up to the statutorily prescribed annual limit ($10,000 in 1998) and have the amount of such reduction contributed to the 401(k) Plan. Storage Dimensions matches employee contributions to the 401(k) Plan at the rate of 50% of the employee's contribution up to a specified limit. The 401(k) Plan is intended to qualify under Section 401 of the Code so that contributions by participants to the 401(k) Plan, and income earned on plan contributions, are not taxable to participants until withdrawn from the 401(k) Plan.

DIRECTOR COMPENSATION

     Beginning January 1, 1997, nonemployee members of the Company's Board of Directors receive an annual fee of $16,000 plus $1,000 for each board meeting attended in person for their services as directors. Prior to that time, directors did not receive compensation for services as directors. The Company's 1996 Stock Plan provides that options may be granted to nonemployee directors of the Company. See "Employee Stock Plans -- 1996 Stock Option Plan."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board is comprised of directors A. George Gebauer and C.S. Park. No interlocking relationship exists between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of Storage Dimensions Common Stock as of February 23, 1998 by: (i) each person or entity who is known by Storage Dimensions to beneficially own five percent or more of the outstanding Storage Dimensions Common Stock, (ii) each director of Storage Dimensions; (iii) the Storage Dimensions Named Executive Officers; and
(iv) all directors and executive officers of Storage Dimensions set forth below as a group.

                                                              NUMBER OF   PERCENT OF COMMON
                      NAME AND ADDRESS                        SHARES(1)   STOCK OWNED(1)(2)
                      ----------------                        ---------   ------------------
5% STOCKHOLDERS
  Capital Partners Group(3).................................  2,900,623          36.1%
  Maxtor Corporation........................................  1,600,000          19.9
OFFICERS & DIRECTORS
  David A. Eeg(4)...........................................    301,982           3.7
  Gene Bowles, Jr.(5).......................................    301,982           3.7
  Robert E. Bylin(6)........................................    131,638           1.6
  James M. Canter(7)........................................     79,748             *
  Ted Chen(8)...............................................     76,375             *
  Ralph Ciarlanti III(9)....................................     70,734             *
  Kenneth Epstein...........................................     17,805             *
  Clarissa Gould Marshall(10)...............................     41,212             *
  Brian D. Fitzgerald(3)(11)................................  2,920,623          36.3
  A. George Gebauer(3)(11)..................................     20,000             *
  Chong Sup Park(11)(12)....................................  1,620,000          20.1
  All executive officers and directors as a group (11
     persons)(13)...........................................  5,582,099          64.1%

---------------

  *  Represents beneficial ownership of less than one percent.

 (1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, Storage Dimensions believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 8,022,430 shares outstanding on February 23, 1998, adjusted as required by rules promulgated by the Commission.

 (2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Storage Dimensions Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of February 23, 1998 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

 (3) Represents 1,676,440 shares held by CP Acquisition, L.P. No. 4A, 926,790 shares held by CP Acquisition, L.P. No. 4B, 3,612 shares held by Capital Partners, Inc., and 293,781 shares held by FGS, Inc. The following affiliated entities are included in "Capital Partners Group"; (a) CP Acquisition, L.P. No. 4A, a Delaware limited partnership; (b) CP Acquisition, L.P. No. 4B, a Delaware limited partnership; (c) Capital Partners, Inc., a Connecticut corporation, of which Brian D. Fitzgerald is the sole stockholder, an officer and a director and A. George Gebauer is an officer; and (d) FGS, Inc., a

     Delaware corporation, of which Mr. Fitzgerald is the controlling stockholder, an officer and a director and Mr. Gebauer is an officer and a director. Mr. Fitzgerald may be deemed to beneficially own the shares held by the entities comprising the Capital Partners Group. Mr. Gebauer disclaims beneficial ownership of shares held by the entities comprising the Capital Partners Group.

 (4) Includes options to purchase 162,500 shares of Storage Dimensions Common Stock exercisable at or within 60 days of February 23, 1998.

 (5) Includes options to purchase 162,500 shares of Storage Dimensions Common Stock exercisable at or within 60 days of February 23, 1998.

 (6) Includes options to purchase 60,157 shares of Storage Dimensions Common Stock exercisable at or within 60 days of February 23, 1998.

 (7) Includes options to purchase 75,000 shares of Storage Dimensions Common Stock exercisable at or within 60 days of February 23, 1998.

 (8) Includes options to purchase 70,000 shares of Storage Dimensions Common Stock exercisable at or within 60 days of February 23, 1998.

 (9) Includes options to purchase 60,209 shares of Storage Dimensions Common Stock exercisable at or within 60 days of February 23, 1998.

(10) Includes options to purchase 40,000 shares of Storage Dimensions Common Stock exercisable at or within 60 days of February 23, 1998.

(11) Includes options to purchase 20,000 shares of Storage Dimensions Common Stock exercisable at or within 60 days of February 23, 1998.

(12) Represents shares held by Maxtor Corporation. Dr. Park is President of Hyundai Electronics America, the parent of Maxtor Corporation and Vice Chairman of the Board of Maxtor Corporation.

(13) Includes shares held by the Capital Partners Group and Maxtor Corporation, as well as options to purchase an aggregate of 690,366 shares of Storage Dimensions Common Stock at or within 60 days of February 23, 1998. See notes 3 through 12 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Maxtor Promissory Note. In connection with the Storage Acquisition, Storage Dimensions issued to Maxtor Corporation ("Maxtor") a promissory note in the original principal amount of $4 million (the "Maxtor Note"). The Maxtor Note bears interest at the rate of 8% per annum during the first year, 10% per annum during the second year and 12% per annum for the remaining term. The Maxtor Note was originally due on December 26, 1995 but the due date was subsequently extended to the earlier to occur of the completion of Storage Dimensions' initial public offering or May 10, 1997. During 1994, 1995 and 1996, Storage Dimensions paid to Maxtor $400,000, $482,042 and $469,377, respectively, in interest payments under the Maxtor Note. Storage Dimensions also paid $400,000 of principal in the third quarter of 1996 under the Maxtor Note. Storage Dimensions paid the remaining outstanding principal together with unpaid interest with a portion of the proceeds of its initial public offering. In addition, during 1994 and 1995, Storage Dimensions purchased goods (principally rigid magnetic and optical disk drives) from Maxtor and its affiliates totaling $1.4 million and $69,000, respectively. Storage Dimensions did not purchase any goods from Maxtor during 1996 or 1997.

     Capital Partners Agreements. In connection with the Storage Acquisition in December 1992, Storage Dimensions entered into a certain advisory agreement with Capital Partners. Capital Partners, together with its affiliates, is the holder of a majority of Storage Dimensions' outstanding voting stock. Messrs. Fitzgerald and Gebauer, current directors of Storage Dimensions, are also officers of Capital Partners. During 1994, 1995 and 1996, Storage Dimensions paid to Capital Partners $362,000, $360,000 and $729,000, respectively, pursuant to such advisory agreement. The 1996 amount includes a one-time payment of $360,000 paid by Storage Dimensions in connection with termination of the advisory agreement by mutual agreement in December 1996.

     In addition, in connection with the proposed Merger Capital Partners has entered into a standstill agreement with Storage Dimensions pursuant to which it has agreed not to purchase additional shares of Storage Dimensions Common Stock, with certain exceptions, until the earlier of five years from the closing of the Merger or such time as Capital Partners no longer holds 5% of the outstanding Storage Dimensions Common Stock.

     Executive Officer Loans. In 1996, Storage Dimensions loaned David Bultman, its Senior Vice President of Engineering at the time, amounts totaling $90,000. Mr. Bultman is no longer employed with Storage Dimensions. The remaining balance of Mr. Bultman's loan was $21,284 at December 31, 1997.

     Severance Agreements. In connection with the Merger, Storage Dimensions and each of David Eeg, President and Chief Executive Officer, and Robert Bylin, Chief Financial Officer of Storage Dimensions, amended the employment agreements of such persons to provide certain severance benefits upon termination of their relationship with Storage Dimensions.

     With respect to Mr. Eeg, upon termination of his status as a full time employee or consultant of Storage Dimensions at either his option or that of Storage Dimensions, Mr. Eeg shall receive severance payments equal to 66 weeks of his regular salary, which shall be paid over such period. In addition, Mr. Eeg's stock options granted under Storage Dimensions stock option plans have been amended to provide that such options may be exercised for a period of two years from the date of termination of his status as a full-time employee or consultant of Storage Dimensions.

     With respect to Mr. Bylin, upon termination of his status as a full time employee or consultant of Storage Dimensions at either his option or the option of Storage Dimensions, Mr. Bylin shall receive severance payments equal to 47 weeks of his regular salary, which shall be paid over such period. In addition, Mr. Bylin's stock options granted under Storage Dimensions stock option plans have been amended to provide that such stock options may be exercised for a period of one year from the date of termination of his status as a full-time employee or consultant of Storage Dimensions under certain circumstances.

     In addition, both of such employment agreements, as amended, provide that neither Mr. Eeg nor Mr. Bylin will compete with Storage Dimensions for the remaining period of service by Messrs. Eeg and Bylin and during the time severance payments are being made to them by Storage Dimensions.

     All future transactions, including loans, between Storage Dimensions and its officers, directors and principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested directors of the Board of Directors, and will be on terms no less favorable to Storage Dimensions than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED WITH REPORT

      1. FINANCIAL STATEMENTS

        The following Consolidated Financial Statements and Report of Independent Public Accountants are incorporated by reference to page F-1 through F-15 of this Form 10-K.

        The consolidated balance sheets for the years ended December 31, 1996 and 1997, and the consolidated statements of operations, statements of stockholders' equity and cash flows for each of the three years ended December 31, 1995, 1996, 1997, together with the notes thereto.

        The report of Price Waterhouse LLP, independent public accountants, at and for the years ended December 31, 1996 and 1997, dated January 16, 1998.

      2. FINANCIAL STATEMENT SCHEDULES

        See Exhibit 27.1

      3. EXHIBITS

    EXHIBIT
      NO.                             DESCRIPTION
    -------                           -----------
     2.1      Agreement and Plan of Merger and Reorganization dated as of
              December 22, 1997, among the Registrant, Artecon, Inc. and
              Storage Acquisition Corp.(1)(3)
     3.1      Second Amended and Restated Certificate of Incorporation of
              Registrant.(2)
     3.2      Form of Certificate of Amendment of Registrant's Amended and
              Restated Certificate of Incorporation.(4)
     3.3      Bylaws of Registrant.(2)
     4.1      Form of Registrant's Common Stock Certificate.(2)
     4.2      Form of Registrant's Series A Preferred Stock
              Certificate.(4)
    10.1      Form of Voting Agreement, dated as of December 22, 1997,
              between Registrant and certain shareholders of Artecon,
              Inc.(3)
    10.2      Form of Voting Agreement, dated December 22, 1997, between
              Artecon, Inc. and certain stockholders of the Registrant as named therein.(3)
    10.3      Form of Indemnification Agreement entered into between the
              Registrant and its directors and officers.(2)
    10.4      Registrant's 1996 Stock Option Plan, as amended.(4)
    10.5      Registrant's 1996 Employee Stock Purchase Plan, as
              amended.(4)
    10.6      Stockholders Agreement, dated December 26, 1992, among the
              Registrant, Gene E. Bowles, Jr., David A. Eeg, CP
              Acquisition, L.P. No. 4A, CP Acquisition, L.P. No. 4B,
              Capital Partners, Inc., FGS, Inc., Maxtor Corporation and
              certain other management investors.(2)
    10.7      Loan and Security Agreement, dated May 16, 1996, between the
              Registrant and Congress Financial Corporation (Western).(2)
    10.8      Lease, dated October 8, 1993, between the Registrant and
              Callahan-Pentz Properties, McCarthy Four.(2)
    10.9      First Amendment to Lease, dated June 28, 1995, between the
              Registrant and Callahan-Pentz Properties, McCarthy Four.(2)
    10.10     Form of employment agreement between the Registrant and
              certain employees.(2)

    EXHIBIT
      NO.                             DESCRIPTION
    -------                           -----------
    10.11     Standstill Agreement, dated December 22, 1997, between the
              Registrant, Artecon, Inc., CP Acquisition, L.P. No. 4A, CP
              Acquisition, L.P. No. 4B, Capital Partners, Inc., and FGS,
              Inc.(4)
    10.12     Form of Amendment No. 1 to the Employment Agreement between the Registrant and David Eeg.(4)
    10.13     Form of Amendment No. 1 to the Employment Agreement between the Registrant and Robert Bylin.(4)
    10.14     Form of employment agreement, between the Registrant and
              certain employees.(2)
    21.1      Subsidiaries of Registrant.(4)
    23.1      Consent of Price Waterhouse LLP, Independent Accountants.
    24.1      Power of Attorney. Reference is made to page 38.
    27.1      Financial Data Schedule

---------------

(1) Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant undertakes to furnish such schedules to the Commission supplementally upon request.

(2) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-20045), as amended, and incorporated herein by reference.

(3) Filed as an exhibit to the Schedule 13D filed by Artecon, Inc. on December 29, 1997, and incorporated herein by reference.

(4) Filed as an exhibit to Registrant's Registration Statement on Form S-4 (No. 333-47593), as amended, and incorporated herein by reference.

(b) Reports on Form 8-K

        On December 30, 1997, the Company filed a report on Form 8-K, which reported under Item 5 the Agreement and Plan of Merger and Reorganization, dated as of December 22, 1997 entered into by the Company, Storage Acquisition Corp. and Artecon, Inc.

(c) See response to Item 14(a)(3) above.

(d) See response to Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STORAGE DIMENSIONS, INC.

                                          By:       /s/ DAVID A. EEG
                                            ------------------------------------
                                                        David A. Eeg
                                               President and Chief Executive
                                                           Officer

                                          Date: March 26, 1998

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David A. Eeg and Robert E. Bylin, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Registration Statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                      TITLE                      DATE
                     ----------                                      -----                 --------------

                  /s/ DAVID A. EEG                       President and Chief Executive     March 26, 1998
-----------------------------------------------------    Officer (Principal Executive
                    David A. Eeg                         Officer)

                 /s/ ROBERT E. BYLIN                     Senior Vice President,            March 26, 1998
-----------------------------------------------------    Finance, and Chief Financial
                   Robert E. Bylin                       Officer (Principal Financial
                                                         and Accounting Officer

               /s/ BRIAN D. FITZGERALD                   Director                          March 26, 1998
-----------------------------------------------------
                 Brian D. Fitzgerald

                /s/ A. GEORGE GEBAUER                    Director                          March 26, 1998
-----------------------------------------------------
                  A. George Gebauer

                 /s/ CHONG SUP PARK                      Director                          March 26, 1998
-----------------------------------------------------
                   Chong Sup Park

                         INDEX TO FINANCIAL STATEMENTS

                            STORAGE DIMENSIONS, INC.

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheet as of December 31, 1996 and
  1997......................................................  F-3
Consolidated Statement of Operations for the years ended
  December 31, 1995, 1996 and 1997..........................  F-4
Consolidated Statement of Stockholders' Equity for the years ended December 31, 1995, 1996
  and 1997..................................................  F-5
Consolidated Statement of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Storage Dimensions, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Storage Dimensions, Inc. and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
San Jose, California
January 16, 1998

                            STORAGE DIMENSIONS, INC.

                           CONSOLIDATED BALANCE SHEET
                  (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 1,682    $ 7,094
  Accounts receivable, net..................................   11,939     12,178
  Inventories...............................................    6,304      5,606
  Prepaid expenses and other assets.........................      858        732
                                                              -------    -------
          Total current assets..............................   20,783     25,610
Property and equipment, net.................................    2,115      1,822
                                                              -------    -------
          Total assets......................................  $22,898    $27,432
                                                              =======    =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 5,061    $ 4,016
  Accrued liabilities.......................................    3,580      4,211
  Short-term borrowings.....................................    6,029         86
  Short-term debt from stockholder..........................    3,600         --
                                                              -------    -------
          Total current liabilities.........................   18,270      8,313
                                                              -------    -------
Commitments (Note 10)
Stockholders' equity:
  Series A Convertible Preferred Stock, $0.005 par value,
     13,850 and 10,000 shares authorized; 13,850 and no
     shares issued and outstanding..........................       69         --
  Common Stock, $0.005 par value, 40,000 shares authorized;
     1,674 and 7,933 shares issued and outstanding..........        8         40
  Additional paid-in capital................................   10,442     27,396
  Deferred stock compensation...............................     (486)      (351)
  Accumulated deficit.......................................   (5,405)    (7,966)
                                                              -------    -------
          Total stockholders' equity........................    4,628     19,119
                                                              -------    -------
          Total liabilities and stockholders' equity........  $22,898    $27,432
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            STORAGE DIMENSIONS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1995       1996       1997
                                                              -------    -------    -------
Net sales:
  Enterprise and OEM........................................  $52,475    $69,873    $70,966
  Desktop...................................................    7,683      2,437        366
                                                              -------    -------    -------
                                                               60,158     72,310     71,332
Cost of goods sold..........................................   37,170     45,327     45,723
                                                              -------    -------    -------
Gross profit................................................   22,988     26,983     25,609
                                                              -------    -------    -------
Operating expenses:
  Sales and marketing.......................................   13,344     14,081     17,491
  Research and development..................................    5,377      5,872      6,250
  General and administrative................................    3,390      3,819      4,231
  Advisory fee payable to related party.....................      360        729         --
                                                              -------    -------    -------
                                                               22,471     24,501     27,972
                                                              -------    -------    -------
Income (loss) from operations...............................      517      2,482     (2,363)
Interest expense............................................     (641)      (686)      (255)
Related party interest expense..............................     (482)      (469)       (90)
Interest income.............................................       --         --        277
                                                              -------    -------    -------
Income (loss) before provision for income taxes.............     (606)     1,327     (2,431)
Provision for income taxes..................................       30        132        130
                                                              -------    -------    -------
Net income (loss)...........................................  $  (636)   $ 1,195    $(2,561)
                                                              =======    =======    =======
Basic net income (loss) per share...........................  $ (0.40)   $  0.73    $ (0.39)
                                                              =======    =======    =======
Weighted average shares used to calculate basic net
  income (loss) per share...................................    1,604      1,641      6,651
                                                              =======    =======    =======
Diluted net income (loss) per share.........................  $ (0.40)   $  0.22    $ (0.39)
                                                              =======    =======    =======
Weighted average shares used to calculate diluted net
  income (loss) per share...................................    1,604      5,529      6,651
                                                              =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            STORAGE DIMENSIONS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                    SERIES A
                                   CONVERTIBLE
                                 PREFERRED STOCK      COMMON STOCK     ADDITIONAL     DEFERRED                       TOTAL
                                -----------------   ----------------    PAID-IN        STOCK       ACCUMULATED   STOCKHOLDERS'
                                SHARES    AMOUNTS   SHARES   AMOUNTS    CAPITAL     COMPENSATION     DEFICIT        EQUITY
                                -------   -------   ------   -------   ----------   ------------   -----------   -------------
Balance at December 31,
  1994........................   13,453    $ 67     1,600      $ 8      $ 9,220        $  --         $(5,964)       $ 3,331
Issuance of Series A
  Convertible Preferred Stock
  to employees................      341       2        --       --          199           --              --            201
Redemption of Series A
  Convertible Preferred.......      (60)     --        --       --          (35)          --              --            (35)
Stock Common Stock options
  exercised...................       --      --         8       --            1           --              --              1
Net loss......................       --      --        --       --           --           --            (636)          (636)
                                -------    ----     -----      ---      -------        -----         -------        -------
Balance at December 31,
  1995........................   13,734      69     1,608        8        9,385           --          (6,600)         2,862
Issuance of Series A
  Convertible Preferred Stock
  to employees................      383       2        --       --          490           --              --            492
Redemption of Series A
  Convertible Preferred
  Stock.......................     (267)     (2)       --       --         (155)          --              --           (157)
Common Stock options
  exercised, net..............       --      --        66       --            7           --              --              7
Equity related to issuance of
  Common Stock options........       --      --        --       --          715         (540)             --            175
Amortization of deferred stock
  compensation................       --      --        --       --           --           54              --             54
Net income....................       --      --        --       --           --           --           1,195          1,195
                                -------    ----     -----      ---      -------        -----         -------        -------
Balance at December 31,
  1996........................   13,850      69     1,674        8       10,442         (486)         (5,405)         4,628
Preferred Stock converted into
  common shares...............  (13,850)    (69)    3,462       18           51           --              --             --
Common Stock issued pursuant
  to initial public offering,
  net of expenses.............       --      --     2,700       14       16,615           --              --         16,629
Common Stock issued under
  employee stock purchase
  plan........................       --      --        47       --          260           --              --            260
Common Stock options
  exercised, net..............       --      --        50       --           28           --              --             28
Amortization of deferred stock
  compensation................       --      --        --       --           --          135              --            135
Net loss......................       --      --        --       --           --           --          (2,561)        (2,561)
                                -------    ----     -----      ---      -------        -----         -------        -------
Balance at December 31,
  1997........................       --    $ --     7,933      $40      $27,396        $(351)        $$(7,966)      $19,119
                                =======    ====     =====      ===      =======        =====         =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            STORAGE DIMENSIONS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1995       1996       1997
                                                              -------    -------    -------
Cash flows from operating activities:
  Net income (loss).........................................  $  (636)   $ 1,195    $(2,561)
  Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
     Depreciation and amortization..........................    2,495      1,147      1,238
     Compensation expense from stock and stock options......       --        434        135
     Changes in assets and liabilities:
       Accounts receivable..................................   (1,141)    (2,293)      (239)
       Inventory............................................   (2,106)       611        698
       Prepaid expenses and other assets....................      258       (350)       126
       Accounts payable.....................................    2,158     (1,180)    (1,045)
       Accrued liabilities..................................     (118)       769        631
                                                              -------    -------    -------
          Net cash provided by (used in) operating
            activities......................................      910        333     (1,017)
                                                              -------    -------    -------
Cash flows from investing activities:
  Acquisition of property and equipment.....................   (1,363)      (943)      (945)
                                                              -------    -------    -------
Cash flows from financing activities:
  Proceeds from initial public offering, net................       --         --     16,629
  Proceeds from sale of Series A Convertible Preferred Stock
     to employees...........................................      201        287         --
  Payments to repurchase Series A Convertible Preferred
     Stock..................................................      (35)      (157)        --
  Proceeds from exercise of Common Stock options, net.......        1          7         28
  Proceeds from employee stock purchase plan................       --         --        260
  Proceeds from (repayments of) from short-term
     borrowings.............................................      179      1,792     (9,543)
                                                              -------    -------    -------
          Net cash provided by financing activities.........      346      1,929      7,374
                                                              -------    -------    -------
Net increase (decrease) in cash and cash equivalents........     (107)     1,319      5,412
Cash and cash equivalents at beginning of year..............      470        363      1,682
                                                              -------    -------    -------
Cash and cash equivalents at end of year....................  $   363    $ 1,682    $ 7,094
                                                              =======    =======    =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest....................  $   929    $ 1,066    $   104
                                                              =======    =======    =======
  Cash paid during the year for income taxes................  $    14    $    25    $   451
                                                              =======    =======    =======
Supplemental schedule of noncash financing activities:
  Refinancing of short-term borrowings......................  $    --    $ 5,289    $    --
                                                              =======    =======    =======
  Issuance of Common Stock upon conversion of Preferred
     Stock..................................................  $    --    $    --    $    69
                                                              =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            STORAGE DIMENSIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

     Storage Dimensions, Inc. (the "Company") was incorporated in Delaware in November 1992. The Company designs, manufactures, markets and supports high performance data storage systems for open systems network applications.

     The Company was formed in order to effect a majority interest management-led buy-out (the "MBO") of Storage Dimensions, Inc. (a wholly owned subsidiary of Maxtor Corporation ("Maxtor") on December 26, 1992 by an investor group comprised of members of management and Capital Partners, Inc.

     On December 22, 1997 the Company entered into an agreement and Plan of Merger and Reorganization with Artecon, Inc. ("Artecon") setting forth the terms of a merger between the Company and Artecon (the "Merger"). Under the terms of the Merger, each share of Artecon Common Stock would be converted into the right to receive approximately 2.16 shares of Storage Dimensions Common Stock and each share of Artecon Preferred Stock would be converted into the right to receive one share of Storage Dimensions Preferred Stock, and Artecon would become a wholly owned subsidiary of Storage Dimensions. For accounting purposes, the Merger would be treated as a purchase of Storage Dimensions by Artecon since former holders of Artecon equity securities would hold and have voting power with respect to approximately 62.5% of the total issued and outstanding voting capital stock of the combined company, giving effect to the conversion of the Storage Dimensions Preferred Stock to be issued in the Merger and the exercise of outstanding Storage Dimensions stock with an exercise price of less than $3.9375 per share.

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of highly liquid investment instruments with original maturities of three months or less.

INVENTORIES

     Inventories are stated at the lower of cost (using the first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

     Property, equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.

REVENUE RECOGNITION AND PRODUCT WARRANTY

     Revenue from product sales is recognized upon shipment.

                            STORAGE DIMENSIONS, INC.

     Certain sales are made to distributors who have limited rights to return products or obtain credits for pricing changes. The Company accrues for the estimated costs of sales returns and allowances in the period the related revenue is recognized.

     Also, the Company provides product warranties, generally for periods of either three or five years from the date of product sale. The Company provides for the estimated cost to repair or replace products under warranty arrangements in the period the related revenue is recognized.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to operations as incurred.

SOFTWARE DEVELOPMENT COSTS

     To date, the period between achieving technological feasibility and completion of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

ADVERTISING COSTS

     Advertising costs are charged to operations as incurred in accordance with AICPA Statement of Position 93-7, "Reporting on Advertising Costs."

FISCAL YEAR

     The Company operates and reports financial results on a fifty-two/fifty-three week fiscal year cycle ending on the Saturday nearest December 31. The Company also follows a five-four-four week quarterly cycle. For convenience, the Company presents its fiscal year as ending on December 31. Fiscal 1995, 1996 and 1997 each contained 52 weeks.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In January 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation" (see Note 7).

NET INCOME (LOSS) PER SHARE

     In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share." All historical earnings per share information has been restated as required by FAS 128.

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented and also gives retroactive effect to the one-for-four reverse split of all shares of Common Stock as described in Note 6.

     Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the conversion of all shares of the Company's Series A Convertible Preferred Stock into Common Stock. Per share amounts also give retroactive effect to the one-for-four reverse split of all shares of Common Stock (and an adjustment to the conversion price of the Series A Convertible Preferred Stock) as described in Note 6.

                            STORAGE DIMENSIONS, INC.

     The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations (in thousands except per share amounts):

                                                         YEAR ENDED DECEMBER 31,
                             -------------------------------------------------------------------------------
                                       1995                       1996                       1997
                             ------------------------   ------------------------   -------------------------
                                                PER                        PER                         PER
                                               SHARE                      SHARE                       SHARE
                             INCOME   SHARES   AMOUNT   INCOME   SHARES   AMOUNT   INCOME    SHARES   AMOUNT
                             ------   ------   ------   ------   ------   ------   -------   ------   ------
Basic income (loss) per
  share....................
  Income available to
     common stockholders...  $(636)   1,604    $(0.40)  $1,195   1,641    $0.73    $(2,561)  6,651    $(0.39)
Effect of dilutive
  securities Options.......     --       --                 --     464                  --      --
  Preferred stock..........     --       --                 --   3,424                  --      --
                             -----    -----             ------   -----             -------   -----
Diluted net income (loss)
  per share................
  Income available to
     common stockholders
     plus assumed
     conversions...........  $(636)   1,604    $(0.40)  $1,195   5,529    $0.22    $(2,561)  6,651    $(0.39)
                             =====    =====             ======   =====             =======   =====

2. RELATED PARTY TRANSACTIONS:

PURCHASES AND SALES

     During 1995, the Company purchased goods (principally rigid magnetic and optical disk drives) from Maxtor Corporation and its affiliates totaling $69,000. The Company did not purchase any goods from Maxtor during 1996 or 1997.

SUBORDINATED NOTE PAYABLE

     In December 1992, in conjunction with the MBO, the Company issued a subordinated promissory note of $4 million to Maxtor (the "Maxtor Note"). Interest at 12% per annum was paid quarterly. During 1996, in accordance with the terms of the Maxtor Note and in addition to interest payments, the Company repaid $400,000 in principal. In 1997, the remaining principal balance of $3,600,000 was repaid in March 1997 after the Company effected its initial public offering.

ADVISORY FEE

     During 1995 and 1996, the Company paid advisory fees of $360,000 and $729,000, respectively, to one of its investors in accordance with an Investment Advisory Services Agreement (the "Advisory Agreement"). The Advisory Agreement was terminated in December 1996.

                            STORAGE DIMENSIONS, INC.

3. BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1996       1997
                                                           -------    -------
Accounts receivable:
  Gross receivables......................................  $12,478    $12,861
  Less allowance for doubtful accounts...................     (539)      (683)
                                                           -------    -------
                                                           $11,939    $12,178
                                                           =======    =======
Inventory:
  Raw material and purchased components..................  $ 3,140    $ 3,145
  Work in progress.......................................    1,639      1,683
  Finished goods.........................................    2,156      1,763
                                                           -------    -------
                                                             6,935      6,591
  Less reserves..........................................     (631)      (985)
                                                           -------    -------
                                                           $ 6,304    $ 5,606
                                                           =======    =======
Property and equipment:
  Machinery and equipment................................  $ 6,992    $ 6,773
  Furniture and fixtures.................................      620        656
  Leasehold improvements.................................      539        548
                                                           -------    -------
                                                             8,151      7,977
  Less accumulated depreciation and amortization.........   (6,036)    (6,155)
                                                           -------    -------
                                                           $ 2,115    $ 1,822
                                                           =======    =======
Accrued liabilities:
  Accrued employee compensation..........................  $ 1,865    $ 2,078
  Accrued warranty expense...............................      404        652
  Deferred revenue.......................................      252        617
  Accrued sales tax......................................      431        356
  Other..................................................      628        508
                                                           -------    -------
                                                           $ 3,580    $ 4,211
                                                           =======    =======

4. SHORT-TERM BORROWINGS:

     On May 17, 1996, the Company entered into a Loan and Security Agreement (the "Agreement") with Congress Financial Corporation, which expires May 16, 1998. Under the revolving line of credit provisions of the Agreement, the Company may borrow up to $11 million based upon eligible accounts receivable and inventory. Under the terms of the Agreement, deposits from collections of accounts receivable are restricted. The Agreement also allows the Company to borrow up to $1 million for purchases of property and equipment under its capital expenditure facility and up to $400,000 under its term loan provisions. Such borrowings reduce the available borrowings under the revolving line of credit. Borrowings bear interest at the rate of prime plus .75% (9.25% as of December 31, 1997) and are secured by all of the Company's assets. Borrowings outstanding under the line at December 31, 1996 and 1997 include $267,000 and $67,000, respectively, representing borrowings under the term loan provisions.

                            STORAGE DIMENSIONS, INC.

5. INCOME TAXES:

     The provision for income taxes consists of the following (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1995     1996     1997
                                                              -----    -----    -----
Current:
  Federal...................................................  $ --     $ 34     $ --
  State.....................................................     6       40       66
  Foreign...................................................    24       58       64
                                                              ----     ----     ----
                                                              $ 30     $132     $130
                                                              ====     ====     ====

     Deferred tax assets consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
Depreciation and amortization...............................  $   358    $   324
Reserves and accruals.......................................      889      1,121
Net operating loss carryforward.............................       50        479
Research and development credits............................      233        344
Other.......................................................      165        269
                                                              -------    -------
Gross deferred tax assets...................................    1,695      2,537
Deferred tax asset valuation allowance......................   (1,695)    (2,537)
                                                              -------    -------
Net deferred tax assets.....................................  $    --    $    --
                                                              =======    =======

     The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence including the prior history of losses, that some or all of the deferred tax assets will not be realized.

     At December 31, 1997 the Company had federal net operating loss carryforwards of approximately $1,410,000 available to reduce future federal and state taxable income. Its net operating loss carryforwards expire from 2009 to 2012. The tax benefit of the net operating loss and credit carryforwards may be limited due to the impact of the Tax Reform Act of 1986. Events which may cause the tax benefit to be limited include, but are not limited to, a cumulative stock ownership change of more than 50%, as defined, over a three-year period and the timing of utilization of various tax benefits carried forward. The Company's net operating loss and credit carryforwards may be subject to such limitations.

     A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes is as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                             1995     1996     1997
                                                             -----    -----    -----
Tax provision (benefit) at the U.S. federal statutory rate
  of 34%...................................................  $(206)   $ 451    $(827)
State income taxes, net of federal tax benefit.............      6       40       66
Change in valuation allowance..............................    184     (564)     842
Other, net.................................................     46      205       49
                                                             -----    -----    -----
                                                             $  30    $ 132    $ 130
                                                             =====    =====    =====
Effective tax rate.........................................     (5)%     10%      (5)%
                                                             =====    =====    =====

                            STORAGE DIMENSIONS, INC.

6. SHAREHOLDERS' EQUITY:

     On March 11, 1997 the Company effected its initial public offering of 2,700,000 shares of Common Stock at an offering price of $7.00 per share (the "Offering"). The net proceeds from the Offering were $16,629,000 after payment of underwriting discounts and Offering expenses. Net proceeds were used to pay down the Company's short-term line of credit and pay off the Company's subordinated promissory note to Maxtor Corporation, a stockholder.

     In conjunction with the Offering, the Company effected a one-for-four reverse stock split of all outstanding Common Stock and increased the authorized Common Stock to 40,000,000 shares, par value $0.005. In addition, all outstanding Preferred Stock were converted to Common Stock, and the Company increased the authorized Preferred Stock to 10,000,000 shares of undesignated Preferred Stock, par value $0.005. As of December 31, 1997, the Company had 7,933,451 shares of Common Stock outstanding and no shares of Preferred Stock outstanding .

7. EMPLOYEE STOCK PLANS:

1996 Employee Stock Purchase Plan

     The Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in December 1996 and by the stockholders in January 1997. A total of 200,000 shares of Storage Dimensions Common Stock was originally reserved for issuance under the Purchase Plan. As of December 31, 1997, 47,253 shares of Common Stock had been purchased under the Purchase Plan and 152,747 shares of Common Stock remained available for purchase under the Purchase Plan.

1993 Stock Option Plan

     The 1993 Stock Option Plan (the "1993 Plan") provides for the granting of nonstatutory stock options for the purchase of up to an aggregate of 555,555 shares of the Company's common stock by officers, employees, consultants and directors of the Company. The Board of Directors is responsible for administration of the 1993 Stock Option Plan. The Board of Directors determines the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options granted under the 1993 Stock Option Plan generally vest over a four-year period.

1996 Stock Option Plan

     The 1996 Stock Option Plan (the "1996 Plan") provides for the granting to employees and consultants of nonstatutory stock options. The 1996 Plan was approved by the Board of Directors in December 1996 and was effective March 11, 1997, the date the initial public offering (see Note 6) of the Company's Common stock was consummated. A total of 1,000,000 shares of Common Stock are currently reserved for issuance pursuant to the 1996 Plan. As of December 31, 1996 and 1997, no and 978,016 options, respectively, have been granted under the 1996 Plan.

     Nonstatutory stock options may be granted at an exercise price per share of not less than 100% of the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of the Company's voting stock). Options granted under the 1993 and 1996 Stock Option Plans generally expire ten years from the date of the grant.

                            STORAGE DIMENSIONS, INC.

     Transactions under the 1993 and 1996 Stock Option Plans are summarized as follows (in thousands except per share amounts):

                                                                YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------
                                                     1995                1996                1997
                                               -----------------   -----------------   -----------------
                                                        WEIGHTED            WEIGHTED            WEIGHTED
                                                        AVERAGE             AVERAGE             AVERAGE
                                                        EXERCISE            EXERCISE            EXERCISE
                                               SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                               ------   --------   ------   --------   ------   --------
Outstanding at beginning of period...........    451     $0.20       457     $0.20        457    $0.57
  Granted....................................    167      0.20       185      1.12      1,038     6.41
  Exercised..................................     (8)     0.20       (70)     0.20        (50)    0.57
  Canceled...................................   (153)     0.20      (115)     0.21       (254)    5.09
                                                ----               -----               ------
Outstanding at period end....................    457      0.20       457      0.57      1,191     4.70
                                                ====               =====               ======
Options exercisable at period end............    233      0.20       224      0.21        475     3.07
                                                ====               =====               ======
Weighted average grant date fair value of
  options granted during the year............                      $3.48               $ 6.51
                                                                   =====               ======
Weighted average grant date fair value of
  options granted during the year at exercise
  prices below market prices.................                      $3.48               $ 7.00
                                                                   =====               ======

     During the year ended December 31, 1996, the Company granted options to purchase 185,125 shares of Common Stock to employees at exercise prices ranging from $0.20 to $3.00 per share. Management is amortizing $540,000 of compensation expense over the vesting period relating to these options, of which $54,000 and $135,000 have been recorded during the years ended December 31, 1996 and 1997, respectively.

     Upon consummation of the IPO, in accordance with a previous commitment, the Company granted a nonqualified option to purchase 25,000 shares of Common Stock at an exercise price of $0.20 per share in exchange for financial planning and management services. The option became exercisable upon consummation of the initial public offering of the Company's Stock (see Note 6). The Company recorded $175,000 in estimated compensation expense in 1996 in connection with this option.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                                    OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                           -------------------------------------   -----------------------
                              NUMBER        AVERAGE                   NUMBER
                           OUTSTANDING     REMAINING    WEIGHTED   EXERCISABLE    WEIGHTED
          RANGE OF              AT        CONTRACTUAL   AVERAGE         AT        AVERAGE
          EXERCISE         DECEMBER 31,      LIFE       EXERCISE   DECEMBER 31,   EXERCISE
           PRICES              1997         (YEARS)      PRICE         1997        PRICE
    ---------------------  ------------   -----------   --------   ------------   --------
        $0.20 - $0.20           279           6.4        $0.20         246         $0.20
         1.00 -  5.88           206           9.3         3.58          31          1.54
         6.00 -  6.75           219           9.4         6.35          40          6.38
         7.00 -  7.69           487           9.2         7.01         158          7.00
                              -----                                    ---
                              1,191           8.6         4.70         475          3.07
                              =====                                    ===

Fair value disclosures

     Had compensation cost for options granted in 1996 and 1997 under the Company's option plan been determined based on the fair value at the grant dates, as prescribed in FAS 123, the Company's net income

                            STORAGE DIMENSIONS, INC.

(loss) and pro forma net income (loss) per share would have been as follows (in thousands except per share amounts):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            -----------------
                                                             1996      1997
                                                            ------    -------
    Net income (loss):
      As reported.........................................  $1,195    $(2,561)
      Pro forma...........................................   1,186     (3,300)
    Basic net income (loss) per share:
      As reported.........................................  $ 0.73    $  (.39)
      Pro forma...........................................    0.72       (.50)
    Diluted net income (loss) per share:
      As reported.........................................  $ 0.22    $  (.39)
      Pro forma...........................................    0.21       (.50)

     The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions used for grants during the applicable period: dividend yield of 0.0% for both periods; risk-free interest rates of 5.36% to 6.60% for options granted during the year ended December 31, 1996 and 5.80% to 6.76% for options granted during the year ended December 31, 1997; no volatility factor was used due to the nonpublic entity status for the year ended December 31, 1996 and an 0.80 volatility factor was used for the year ended December 31, 1997; and a weighted average expected option term of 5 years for both periods.

     Because the determination of the fair value of all options granted after the Company became a public entity includes an expected volatility factor and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

8. EMPLOYEE BENEFIT PLANS:

Profit sharing

     Employees of the Company are entitled to receive compensation under a profit sharing agreement that is based upon attaining specific profit goals. Profit sharing expense totaled $20,000, $231,000 and $0 in 1995, 1996 and 1997, respectively.

401(k) Plan

     The Company maintains a 401(k) Tax Deferred Savings Plan (the Plan) which covers all full-time employees of the Company who are at least 21 years of age. Under the Plan, employees may elect to contribute up to 15% of their pre-tax compensation to the Plan. The Company matches contributions under

                            STORAGE DIMENSIONS, INC.

the Plan at the rate of 50% of the employee's contributions up to a specified maximum. The Company's contributions to the Plan were $75,000, $94,000 and $82,000 for 1995, 1996 and 1997, respectively.

9. EXPORT SALES AND CONCENTRATIONS OF CREDIT RISK:

     The Company markets its products both domestically and internationally. Export sales are as follows (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                    1995      1996      1997
                                                   ------    ------    ------
    Europe.......................................  $4,597    $4,676    $3,322
    Other........................................   1,010       543       478
                                                   ------    ------    ------
                                                   $5,607    $5,219    $3,800
                                                   ======    ======    ======

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. Substantially all of the Company's cash is invested in high credit quality financial institutions. The Company performs ongoing credit evaluations of its customers' financial conditions and maintains an allowance for uncollectible accounts receivable based upon expected write-offs. At December 31, 1997, one customer accounted for 11% gross accounts receivable. Revenues from significant customers which represented 10% or more of total revenues for the respective periods were as follows:

                                                 YEAR ENDED DECEMBER 31,
                                                -------------------------
                                                1995      1996      1997
                                                -----     -----     -----
Customer A....................................   11%       13%        6%
Customer B....................................   15%        8%        5%

10. COMMITMENTS:

     The Company leases its offices and operating facilities under various noncancelable renewable operating leases. The Company's future minimum commitments at December 31, 1997 under all operating leases are as follows (in thousands):

1998........................................................  $1,049
1999........................................................     178
2000........................................................      14
                                                              ------
                                                              $1,241
                                                              ======

     Rental expense under noncancelable operating leases totaled $862,000, $904,000, and $1,190,000 in 1995, 1996 and 1997, respectively.

                                 EXHIBIT INDEX

                                                                             SEQUENTIALLY
    EXHIBIT                                                                    NUMBERED
    NUMBER                       DESCRIPTION OF DOCUMENT                         PAGE
    -------    ------------------------------------------------------------  ------------
     2.1       Agreement and Plan of Merger and Reorganization dated as of
               December 22, 1997, among the Registrant, Artecon, Inc. and
               Storage Acquisition Corp.(1)(3)
     3.1       Second Amended and Restated Certificate of Incorporation of
               Registrant.(2)
     3.2       Form of Certificate of Amendment of Registrant's Amended and
               Restated Certificate of Incorporation.(4)
     3.3       Bylaws of Registrant.(2)
     4.1       Form of Registrant's Common Stock Certificate.(2)
     4.2       Form of Registrant's Series A Preferred Stock
               Certificate.(4)
    10.1       Form of Voting Agreement, dated as of December 22, 1997,
               between Registrant and certain shareholders of Artecon,
               Inc.(3)
    10.2       Form of Voting Agreement, dated December 22, 1997, between
               Artecon, Inc. and certain stockholders of the Registrant as named therein.(3)
    10.3       Form of Indemnification Agreement entered into between the
               Registrant and its directors and officers.(2)
    10.4       Registrant's 1996 Stock Option Plan, as amended.(4)
    10.5       Registrant's 1996 Employee Stock Purchase Plan, as
               amended.(4)
    10.6       Stockholders Agreement, dated December 26, 1992, among the
               Registrant, Gene E. Bowles, Jr., David A. Eeg, CP
               Acquisition, L.P. No. 4A, CP Acquisition, L.P. No. 4B,
               Capital Partners, Inc., FGS, Inc., Maxtor Corporation and
               certain other management investors.(2)
    10.7       Loan and Security Agreement, dated May 16, 1996, between the
               Registrant and Congress Financial Corporation (Western).(2)
    10.8       Lease, dated October 8, 1993, between the Registrant and
               Callahan-Pentz Properties, McCarthy Four.(2)
    10.9       First Amendment to Lease, dated June 28, 1995, between the
               Registrant and Callahan-Pentz Properties, McCarthy Four.(2)
    10.10      Form of employment agreement between the Registrant and
               certain employees.(2)
    10.11      Standstill Agreement, dated December 22, 1997, between the
               Registrant, Artecon, Inc., CP Acquisition, L.P. No. 4A, CP
               Acquisition, L.P. No. 4B, Capital Partners, Inc., and FGS,
               Inc.(4)
    10.12      Form of Amendment No. 1 to the Employment Agreement between the Registrant and David Eeg.(4)
    10.13      Form of Amendment No. 1 to the Employment Agreement between the Registrant and Robert Bylin.(4)
    10.14      Form of employment agreement, between the Registrant and
               certain employees.(2)
    21.1       Subsidiaries of Registrant.(4)
    23.1       Consent of Price Waterhouse LLP, Independent Accountants.
    24.1       Power of Attorney. Reference is made to page 38.
    27.1       Financial Data Schedule

---------------

(1) Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant undertakes to furnish such schedules to the Commission supplementally upon request.

(2) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-20045), as amended, and incorporated herein by reference.

(3) Filed as an exhibit to the Schedule 13D filed by Artecon, Inc. on December 29, 1997, and incorporated herein by reference.

(4) Filed as an exhibit to Registrant's Registration Statement on Form S-4 (No. 333-47593), as amended, and incorporated herein by reference.