Form 10-K405
period 1998-03-31
ARTECON INC /DE/
filed 1998-06-29
CIK 1027032

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
(MARK ONE)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED: MARCH 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM --------------- TO---------------.

                         COMMISSION FILE NUMBER 0-22015
                            ------------------------
                                 ARTECON, INC.
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                    77-032-4887
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)

6305 El Camino Real
Carlsbad,  CA                                             92009
(Address  of principal executive  offices)              (Zip Code)

       Registrant's telephone number, including area code: (760) 931-5500

                        Securities registered pursuant to
                           Section 12(b) of the Act:
                                      NONE
                        Securities registered pursuant to
                           Section 12(g) of the Act:
                                  Common Stock
                                (TITLE OF CLASS)
                            ------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of voting stock held by non-affiliates of the registrant as of May 15, 1998 was $22,308,886 based upon the last sales price reported for such date on the Nasdaq National Market. The foregoing excludes the Common Stock held by executive officers, directors and shareholders whose beneficial ownership exceeds 5% of the Common Stock outstanding at May 15, 1998. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

        As of May 15, 1998, registrant had outstanding 21,416,323 shares of Common Stock.
                            ------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

        Certain Exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-20045), as amended, the Registrant's Registration Statement on Form S-4 (Registration No. 333-47593), the Registrant's Registration Statement on Form S-8 (No. 333-56281) and the Registrant's Registration Statement on Form S-8 (No. 333-29129) are incorporated herein by reference with Part IV of this Report.

                                  ARTECON, INC.
                       INDEX TO ANNUAL REPORT IN FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998




                                         PART I
ITEM 1.    Business.......................................................... 3
ITEM 2.    Properties........................................................21
ITEM 3.    Legal Proceedings.................................................22
ITEM 4.    Submission of Matters to a Vote of
           Security Holders..................................................22

                                         PART II
ITEM 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters.......................................23
ITEM 6.    Selected Financial Data...........................................23
ITEM 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................24
ITEM 7A    Quantitative and Qualitative Disclosures
           About Market Risk.................................................30
ITEM 8     Financial Statements and Supplementary Data.......................30
ITEM 9.    Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosure............................30

                                        PART III
ITEM 10.   Directors and Executive Officers of
           the Registrant....................................................30
ITEM 11    Executive Compensation............................................33
ITEM 12.   Security Ownership of Certain Beneficial
           Owners and Management.............................................37
ITEM 13.   Certain Relationships and
           Related Transactions..............................................38

                                        PART IV
ITEM 14.   Exhibits, Financial Statement Schedules
           and Reports on Form 8-K...........................................40

                                     PART I

ITEM 1. BUSINESS

                                    BUSINESS

           The discussion in this Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, those discussed in this section and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Annual Report on Form 10-K.

           Artecon, Inc. ("Artecon" or the "Company") designs, manufactures, markets and supports a broad range of scalable, fully integrated data storage products for the open-systems computing environment. The Company has established itself as a leader in the design, manufacture and sale of third-party mass storage and enhancement products in the Sun Microsystems ("Sun"), UNIX and PC-LAN markets, offering both host-attached and network-attached storage solutions for a broad range of customers. Artecon's enterprise storage product line includes scalable RAID systems which allow users to grow modularly from a single mass storage device to over ten terabytes ("10TB") of rack-mounted, fault-tolerant mass storage, thereby meeting the capacity and performance needs of a wide range of customers while protecting and maintaining the customer's investment. The Company's telecommunications infrastructure storage products represent what the Company believes is the industry's only fully NEBS-certified, multi-terabyte solution for high-end, application-specific needs of telecommunications and government customers using commercial off-the-shelf ("COTS") workstation technology. Artecon also markets rack-mount solutions for COTS workstations and servers and provides systems integration and a variety of other service and support programs.

           On March 31, 1998, the Company (then known as Storage Dimensions, Inc.) entered into a merger transaction with Artecon, Inc., a California corporation ("Artecon California"), in a stock-for-stock transaction accounted for as a purchase of the Company by Artecon California but in which the Company was the surviving entity (the "Storage Dimensions Merger"). In connection with the Storage Dimensions Merger, the Company changed its name from Storage Dimensions, Inc. to Artecon, Inc. The financial results included in this Annual Report are those of Artecon California (including the results of operations of the business of Falcon Systems, Inc. following the Falcon Acquisition (as defined below) in August 1997). As a result of the Merger, the Company is one of the world's largest third-party storage companies serving the combined PC-LAN and UNIX open systems network computer markets.

           In August 1997, Artecon California acquired substantially all of the assets and liabilities of Falcon Systems, Inc. ("Falcon"), a network-attached storage server integrator and storage peripherals reseller, in a transaction accounted for as a purchase of Falcon by Artecon California (the "Falcon Acquisition"). The Falcon Acquisition has enabled the Company to achieve several important strategic objectives, including the acquisition of the AerREAL(TM) real-time specialized file server software and other complementary products to better serve the Company's existing customers, the expansion of the Company's customer base in the UNIX, Windows NT and Windows 95 markets and a significant expansion of the Company's revenue base.

           In June 1998, Artecon California was merged with and into the Company.

INDUSTRY BACKGROUND

           The rapid proliferation of new data-intensive applications, such as video, the Internet, intranets, multimedia, data warehousing and data mining, and the migration of mission-critical applications away from mainframe computers have fueled the demand for open-systems data storage. Disk storage systems, tape backup systems and software-based management tools designed to operate on multiple platforms are becoming a strategic part of the MIS environment. MIS purchase decisions are becoming increasingly focused on data storage and, increasingly, capital expenditures for storage systems are equal to or greater than those made on computer processing hardware. Storage architectures based on protocols such as

UltraSCSI and Fibre Channel and topologies such as Storage Area Network are driving a much greater focus on data center purchasing towards storage. Currently, the industry is split into solutions based on host-attached storage and solutions based on network-attached storage.

           UNIX and Windows NT. Open-systems platforms today employ either UNIX variants, such as Solaris (Sun), HPUX (HP), AIX (IBM) and IRIX (SGI), or Windows NT from Microsoft. Together, these operating systems are installed on the vast majority of computers used in the enterprise. UNIX platforms currently have the largest installed user base in terms of numbers of units, with the Windows NT user base expanding. International Data Corporation ("IDC"), an independent market research firm, estimates that the worldwide market for RAID storage systems in UNIX environments will grow at a compounded annual growth rate of 19.3%, increasing from $6.3 billion in 1996 to $12.9 billion in 2000. In addition, IDC estimates that the worldwide market for Redundant Arrays of Independent Disks ("RAID") storage systems in Windows NT environments will grow at a compounded annual growth rate of 34.1%, increasing from $1.3 billion in 1996 to $4.3 billion in 2000.

           Many companies use a combination of both types of systems, often employing Windows NT-based Intel machines for front office work (e.g., accounting, office support, administration) and UNIX-based RISC workstations for back office functions such as engineering and manufacturing. More recently, Windows NT workstations have been developed by companies such as Compaq and Hewlett Packard ("HP"), among others, to challenge the dominance of UNIX workstations in the engineering, scientific and other technical arenas. This has resulted in a gradual but steady transition from the UNIX-installed base towards Windows NT, further exacerbating the need for open-systems storage solutions that support both operating systems on platforms from a variety of vendors.

           Host-Attached Storage. The open-systems market's current host-attached storage options include disk arrays, RAID storage systems and tape backup systems. Each of these is generally attached to the host by the Small Computer Systems Interface ("SCSI"). UltraSCSI, an enhanced SCSI interface introduced in 1996 which is designed to transfer data at higher rates with enhanced reliability and lower error rates, has been the dominant commercially available interface currently used in most disk array and RAID storage systems. Fibre Channel, an emerging high-speed serial interface that has recently become commercially available, is regarded by many industry participants as the storage industry's next-generation interface. Fibre Channel enables the transfer of data between computers and peripherals at substantially increased rates, over greatly increased cabling lengths and among a greater number of host/device connections. A number of industry leaders, including Microsoft Corporation, Seagate, Quantum, IBM, Sun, Adaptec and Emulex, have indicated support for Fibre Channel technology and have announced that they are producing or plan to produce products that incorporate it.

           Network-Attached Storage. The requirements of the data-intensive network environment have contributed to the growing importance of the network file service function, which involves reading and writing files to and from shared data storage over the network. Until recently, the file service function had been performed exclusively by larger, general purpose computer systems which also executed other tasks such as print serving, application processing and communications functions. As networks evolved, network managers increasingly dedicated general-purpose systems specifically to the file service task in order to enhance performance, simplify administration and reduce vulnerability to other application related failures. These dedicated systems became known as "file servers."

           Systems vendors have offered a variety of specially configured and add-on solutions for general-purpose systems deployed as file servers. Selected vendors have also introduced highly specialized, hardware-intensive systems designed to exclusively perform the file service task. These approaches, such as the use of hardware accelerators and the introduction of specialized hardware architectures, have been optimized for throughput. However, they are generally not designed to address the specific problem of response time, which is critical in data-intensive network environments. In addition, because these approaches lack the flexibility to easily integrate additional network, file system and/or disk interfaces or protocols associated with today's heterogeneous networks (such as mixed UNIX and NT networks), these approaches do not directly address the reliability and access issues associated with data storage on a network. Consequently, network-attached storage systems have lacked cost-effective, flexible solutions to address data-access performance, data administration and data availability and reliability issues in the data-intensive network environment.

           The Internet and the World Wide Web (WWW). The virtual explosion of the Internet and subsequently corporate-wide intranets has had a profound impact on the computer industry in general and on the demand for storage solutions in particular. The Internet and intranet environments involve intensive processing or computation of, and frequent user access to, large volumes of data and consequently require a mission critical level of high-availability mass storage. Moreover, the data intensity of these environments is expected to continue to increase substantially due to the development of new applications and services and the more prevalent use of stored digital graphics, voice and video, requiring dramatically more data capacity and performance than equivalent alphanumeric information.

           Telecommunications Industry. The enactment by Congress of the Telecommunications Deregulation Act in 1996, the opening up of additional radio frequency spectrum for wireless communications by the Federal Communications Commission and other significant recent developments have spurred dramatic changes in the worldwide telecommunications industry. The development and build-out of expanded markets and new modes of communication that have been enabled by these changes, including digital cellular systems, personal communications systems ("PCS"), satellite-based communications systems, Internet and cable systems, will require enormous capital expenditures for new infrastructure. Artecon believes that a significant element of the required infrastructure will consist of high performance mass storage systems that must be specially adapted and certified for use in the telecommunications industry. Telecommunications companies are seeking COTS-based solutions that can be adapted and deployed in their embedded architectures due to ever-increasing cost pressures and time-to-market constraints. These solutions are typically based on UNIX and/or Windows NT systems and employ highly redundant RAID storage systems.

THE ARTECON SOLUTION

           The Company develops and markets a comprehensive range of scalable, fully integrated data storage products and services for the open-systems computing environment. Artecon's products are both host-attached and network-attached, are based on a common architecture allowing scalability from the first desktop mass storage unit purchased to multi-terabyte data center installations and are compatible with a variety of UNIX and Window NT platforms. The Company's family of products and services is intended to provide users with the following benefits:

           - High Performance with Mission-Critical High Availability. Recognizing the increased demand for faster response times, greater capacities, higher availability of data and minimum system downtime, the Company has focused on developing high-end, high-performance storage products using SCSI, Ultra SCSI and Fibre Channel interfaces. Redundant system components such as dual power inlets and multiple fans are intended to eliminate any single point of failure to ensure maximum system uptime.

           - Scalability. The Company's products are designed using a flexible, modular architecture allowing the Company to size and configure storage systems to the application-specific requirements of individual customers. In addition, this architecture allows Artecon to resize and reconfigure these systems to adapt to the changing needs of customers, while allowing them to retain capital value in their underlying systems. By allowing users to grow modularly from a single mass storage device to over 10 TB of rack-mounted, fault-tolerant RAID mass storage, Artecon's hot-plug removable mass storage subsystems address the capacity and performance needs of customers while protecting customer investment.

           - Multi-Platform Support. As an independent provider of storage products, the Company is well positioned to provide storage systems specifically designed to be compatible with a variety of UNIX and Windows NT platforms. This cross-platform capability allows end users to standardize on a single storage system that can readily be reconfigured and redeployed at minimal cost as operating systems or other open-system components change.

           - High-Performance Backup. To satisfy market demand for reliable, high-quality backup products and systems, the Company offers a broad variety of backup products, including tape library systems, backup software, training and documentation. Artecon has specialized expertise in the design and implementation of effective, well-integrated backup solutions designed to satisfy customers' individual needs, from departmental server systems to enterprise network systems.

           - All-Encompassing Solutions. The Company delivers all-encompassing solutions including design consulting, systems integration, installation, training, comprehensive service and technical support and software-based management tools. Artecon employs a full staff of direct sales personnel and applications engineers to assist customers in making appropriate and effective storage system purchases and in addressing, analyzing and solving complex, pre-deployment storage problems. This value-added approach is designed to foster customer loyalty and allow the Company to identify emerging customer requirements for future data storage products.

ARTECON'S STRATEGY

           The Company's objective is to continue its growth and enhance its position as a leading independent provider of host-attached and network-attached storage solutions to the open-systems marketplace. To achieve this objective, Artecon plans to build upon its record of successfully introducing and commercializing new products and technologies that address the evolving data storage needs of its broad customer base. Key elements of this strategy are:

           - Complement Major Platform Vendors. The Company intends to continue to complement the major platform vendors, including Sun, Hewlett Packard ("HP"), Silicon Graphics ("SGI"), IBM and others, by engineering, manufacturing and marketing value-added products that address a broad spectrum of customer needs while enhancing and extending the platform vendor's own product lines. For example, through Artecon's Telecommunications Products Division, Artecon has extended Sun and other COTS workstation products into the -48VDC telecommunications market.

           - Provide Complete Solutions and Product Migration Path. The Company's products are designed to address a wide range of customer needs. By utilizing common core technology throughout its product line, Artecon enables customers to migrate from product to product across multiple platforms to address the changing needs of growing companies. By providing comprehensive solutions, the Company is able to work more closely with customers, offer additional modules or products and provide additional services as an ongoing course of business.

           - Continued Emphasis on Sun Microsystems Market. The Company intends to maintain its status as a leading third-party provider of mass storage and enhancement products for use in conjunction with Sun (or
           SGI) computer systems, both by continuing its focus on the primary Sun distribution network and by continuing its active participation as a strategic telecommunications partner of Sun. Artecon's Sun distribution channels include SunExpress, Merisel, Access Graphics, Ingram Micro, GTSI, Sun Federal and C. Itoh.

           - Expanded Market Penetration. While maintaining its status as a leading provider for the Sun market, the Company intends to continue to provide industry-leading mass storage and enhancement products for use in the Windows NT market and other UNIX markets. The Company has a number of products designed for use on Windows NT platforms including its Superflex RAIDPRO line of disk storage products. In addition, the Company recently introduced its Redundant Data Path
           (RDP) software for Windows NT platforms which provides the capability to support two independent data paths with failover capability.

           - Focus on Specialized Storage Needs of Data-Intensive Markets. The Company intends to continue to target users of UNIX and Windows NT computing environments who require high-performance, high-availability and fault-tolerant storage solutions, such as end users in data-intensive industries, particularly the telecommunications and Internet/intranet, financial services and multimedia markets. Artecon, as an independent provider of storage systems, believes that it is well positioned to address the multi-platform, multi-protocol computing requirements of these targeted high-end users.

           - Continue to Leverage Direct Sales Capabilities While Maintaining and Expanding Reseller Channels. The Company believes that a properly managed, diverse distribution channel strategy should result in the greatest penetration of the market. Accordingly, Artecon utilizes both a direct sales force and extensive reseller distribution channels to penetrate major accounts while leveraging the reseller channel into vertical markets. Direct customer contact provides the Company with valuable market feedback and the ability to provide high-quality technical support and enhance customer loyalty. At the same time, however, the Company recognizes that its success to date has been due in part to its strong relationships with its resale partners, both domestically and overseas, and believes that maintaining and expanding these distribution channels will provide the Company with a significant competitive advantage.


PRODUCTS AND SERVICES

           The Company's products and services are offered through two operating divisions: the Enterprise Storage Division and the TeleCom Division. In order to address the unique and highly specialized needs of the telecommunications and Internet/intranet marketplace, the Company formed its TeleCom Division in June 1996. Artecon's Enterprise Storage Division is responsible for the other markets targeted by Artecon, including finance (for example, commodities brokers and trading analysts), multimedia (such as entertainment providers, cable companies, news services and the companies building infrastructure to serve them), government, advanced-technology and industrial markets. Within these two divisions of the Company, Artecon's data storage solutions fall into four general categories: enterprise storage, workstation and server rack solutions, telecommunications infrastructure enabling technologies and systems integration capability.

           ENTERPRISE STORAGE DIVISION

           The Company provides enterprise storage solutions to its customers through its Lynx product line. By allowing users to grow modularly from a single mass storage device to over 10TB of rack-mounted, fault-tolerant RAID mass storage, the Company's Lynx hot-swap removable mass storage subsystems address the capacity and performance needs of customers while maintaining and protecting customer investment. The Lynx unit is the fundamental building block of all Artecon storage solutions and has several unique and differentiating features, including interlocking stackability, cableless design, ruggedized hot-swap drive sleds, front-removable power supplies and auto termination. To date, over 70,000 Lynx storage units have been installed.

           The Lynx line of storage solutions include LynxNSS network-attached storage servers designed to meet the file storage and access needs of networked environments and LynxArray and LynxStak RAID systems which offer host-attached RAID protection and performance enhancement for creating highly available, mission-critical storage systems. The Company believes that the performance, flexibility, true scalability, hot-swap removable components and compact form factor provide significant benefits to its customers. Major customers for the Lynx include GTE Government Systems, Salomon Brothers/Smith Barney, Swiss Bank, PSINet, and the US Army, Marines and Navy.

           The Company's LynxStak(TM) product is an interlocking modular desktop RAID solution that easily scales from 4GB to 126GB as required. A single LynxStak unit may be expanded with up to 14 drives, one at a time in the field by the end user customer. A single LynxStak RAID controller may be joined with a second in the field as requirements grow more demanding to ensure no-single-point-of-failure operation. The LynxStak system uses the same high-performing hot-swap drives and RAID controller as Artecon's LynxArray, giving the customer a high degree of investment protection. The LynxStak RAID system supports any 3.5" or half-height 5.25" devices. Hot-plug removable options for controllers, drives, and power supplies are available. Major customers for LynxStak include Geoquest/Schlumberger, Nike, Sharp Electronics, and Philips.

           Artecon's LynxArray(TM) family of products provides a tower or rackmount RAID solution. The LynxArray family (LR3000, LR-5000, LR-7000) uses the same architecture as capacity scales from 27GB to over 10TB so that customer investment is protected. LynxArray uses an Intel-based RAID controller that operates at a speed of 4600 I/Os per second. UltraWide SCSI channels from host computer through controllers to drives allow 40MB per second burst and 33MB per second sustained transfer rates. The LynxArray supports up 162GB of hot-swappable disk capacity and two hot-swap failover RAID controllers in only 7" (4u EIA) of vertical space to optimize precious rack space. Inline support for tape drives makes backup possible within the RAID subsystem. Hot swap removable options for failover controllers, any 3.5" or half-height 5.25" devices, redundant power supplies and fans are all available for more fail-safe, potentially nonstop operation. Major customers for LynxArray include WorldCom/UUNet, Philips, ING Group, Digital Sound Corporation, U.S. Navy, NTT (Japan), Lockheed Martin, Qualcomm, EDS and the British MOD.

           The LynxNSS(TM) is a family of specialized network-attached storage servers dedicated to providing rapid file access for networks requiring 27 gigabytes (27GB) to over 2 terabytes of storage. LynxNSS supports multiple file transfer protocols to facilitate file sharing in heterogeneous computer environments while network connectivity is furnished by a variety of network interfaces including 10/100BASE-T Ethernet, FDDI, CDDI and quarter- and full-speed Fibre Channel. The Company believes that LynxNSS, which features multi-processor hardware, specialized file server software, high-speed network technologies and hardware-based RAID, offers better price/performance ratios than both general-purpose servers and other specialized servers.

           LynxNSS also employs the Company's AerREAL(TM) real-time specialized file server software and multi-processor architecture to enhance performance, while AerREAL's Journaling Automation System helps ensure data integrity and hotswap components permit replacement without interrupting file service. The LynxNSS allows mixed RAID levels so that different RAID levels can be chosen for each application for best performance. Fully redundant failover configurations are available for continuous mission-critical operation. Major customers of LynxNSS include Lockheed Martin, California Department of Water, Oracle, and AT&T.

           The Company also develops and markets a broad and integrated family of disk and tape storage systems that are designed to satisfy the high-performance, fault-tolerance and high-availability requirements of its customers while at the same time reducing life-cycle cost of ownership. SuperFlex RAIDPRO disk storage products are designed and engineered to incorporate leading edge features and capabilities relative to the storage products offered by computer and server manufacturers, to minimize system downtime and to support easy integration with a broad range of server platforms and operating systems. While these products are generally developed for use with Windows NT and NetWare operating systems, certain of such products are also compatible with other operating systems, including Sun Solaris, IBM AIX and IBM OS/2 operating systems.

           To complement its disk products, the Company engineered a family of high-speed, high-reliability MEGAFLEX tape backup systems that are designed to address the challenges of backing up increasing amounts of data in ever-shortening time periods. These tape products are developed and tested to be easily integrated and fully compatible with the Company's disk storage systems. In addition, tape backup products are offered as stand-alone products to back up data maintained on other manufacturers' disk storage systems. To facilitate easy network administration, the Company developed VantagePoint, a network storage management software program that allows remote monitoring and oversight of multiple storage systems on the network from a single central console. The Company believes that its disk and tape storage products are differentiated from competitive products based on functionality, performance, ease of use and lower life-cycle cost of ownership.

           The Company will continue to enhance its existing extensive proprietary object-oriented software library. This library is designed to enable Artecon to quickly integrate new hardware technologies to bring new products to market in a rapid and cost-effective manner. This software library supports a range of operating systems with a minimum of additional software investment. For example, the advanced SuperFlex 4000 and 5000 products incorporate proprietary RAIDFlex disk array management software, which was specifically engineered to facilitate cross-platform support and to require only a minimal portion of the underlying code to be rewritten to adapt it to a new operating system. Similarly, the Company can adapt RAIDFlex software to manage a new generation RAID controller by modifying only the section of the code that deals with controller-specific algorithms and instruction sets. There is an U.S. patent application pending associated with the object-oriented, layered architecture of its RAIDFlex array management software.

           The Company's disk and tape storage products utilize proprietary software to incorporate leading edge hardware features and capabilities relative to the storage products offered by computer and server manufacturers, with design features specifically engineered to minimize system downtime and to support easy integration and administration. For example, in May 1996, SuperFlex 3000 was introduced with DGR. The DGR feature provides the ability to both expand and reconfigure a RAID array without taking the system off-line, therefore significantly reducing the time, effort and cost of managing RAID storage in typical corporate network environments. SuperFlex with DGR won LAN Times' "Best of LAN Times" (1997) and PC Week's "Analyst's Choice" (1996) awards.

           The Company's disk and tape storage products have won numerous other awards, including: Network Magazine 1998 "Product of the Year" - Superflex 5200. INFOWorld's "Hot Products" (1997); LAN Times' "Best of LAN Times" (1996); Computer Technology Review's "Editor's Choice" (1995); LAN Magazine's "Disk Array Product of the Year" (1995); and Networld+Interop's "Best of Show" (1995).

           WORKSTATION AND SERVER RACK SOLUTIONS

           The Company's Sphinx(TM) workstation and server rack solutions enable users to rackmount COTS desktop workstations from Sun and SGI into powerful, application-specific servers. Sphinx products protect against shock and vibration events, maintain the thermal integrity of the workstation/server, enhance system physical security while providing a very compact expansion capability. Artecon believes it offers a superior solution than the typical rack shelf used for rackmounting workstations and servers. Sphinx also allows hot swap removable devices to be added so that a variety of powerful and expandable configurations can be constructed, including high-end clustered compute servers, high availability failover servers, network servers and database servers.

           The Sphinx has a patented design intended to ensure that the workstation or server remains unmodified so manufacturer's warranty, service, upgradability and pricing are left intact. Other features include locking side rails with mounting brackets, patented tuck-away, side-mounted lug handles, a locking front panel for extra security, and flexibility to add up to an additional four hot swap removable disks or CD, MO, and tape devices with a high degree of space efficiency. Single or dual SCSI I/O connections provide fast, redundant access to all devices. Power on/off, serial and keyboard ports are located on the front of the chassis, and users have unobstructed access to the backplane of the workstation or server for easy service.

           The Company's Sphinx customers range from manufacturing floor and computer center applications, to government agencies with requirements for shipboard, aircraft and ground vehicle deployment of desktop workstations. Major customers for the Company's Sphinx include Sun Microsystems, Oracle, Adobe, the U.S. Air Force, Navy and Army, Westinghouse and JPL.

           TELECOM DIVISION

           The Company's TeleCom Division designs, manufactures, markets and supports fully integrated, industry-compliant storage products, services and solutions for the telecommunications ("telco") and Internet/intranet markets by utilizing commercially available workstation, server and other application-specific products for enhanced price/performance characteristics and reduced time to market. Most of the products and services manufactured and marketed by Artecon's Enterprise Storage Division can be utilized by telecommunications and Internet service providers.

           Requirements unique to the telecommunications industry include -48VDC power (native to the Central Office environment) and compliance with Bellcore's Network Equipment-Building System ("NEBS") areas of standardization, which include electromagnetic compatibility, thermal robustness, fire resistance, earthquake and office vibration resistance, transportation and handling, acoustics and illumination and airborne contaminants. Telco embedded infrastructure projects are exceptionally demanding in terms of high availability and redundancy due to the uptime requirements of the world's telephone and communications support equipment. NEBS testing requires a certified unit to be able to withstand an earthquake, a lightning strike, a fire, severe airborne particulate contamination, extreme temperature ranges and other catastrophic events. To date, the Company believes it is the only open-systems storage company whose RAID products are fully certified to Bellcore NEBS standards. In addition, the Company's commercial enterprise storage products are built to the same demanding standards, yielding very reliable systems for the commercial market.

           Telco Storage Solutions. Most of the Company's enterprise storage products, including LynxArray and LynxNSS, can be utilized by telecommunications and Internet service providers. Artecon's LynxArray EXTREME products are already in use by telecommunications and ISP providers such as Motorola, Qualcomm, AT&T, Lucent Technologies, MCI, Sprint, Southwestern Bell, WorldCom/UUNet, Digital Sound Corporation, Intervoice, and Intellivoice.

           Workstation and Server Rack Solutions. The Company's Sphinx EXTREME product line is fully NEBS-certified and has been instrumental in bringing Sun and SGI workstation products into the telecommunications and typical Internet service provider deployed (rack-mount) environment. Artecon's TeleCom Division Sphinx customers include a wide range of telecommunications infrastructure and Internet/intranet service providers building new Internet, wireless and PCS services based on COTS workstations, including AT&T, Sprint, MCI, Qualcomm, Motorola, Bell Atlantic/Nynex, and WorldCom/UUNet.

           Power Products. The Company believes that its PowerSphinx(TM) EXTREME is the industry's first 1.75" DC/DC power converter which allows unmodified COTS workstations and other products to run in the - -48VDC environment of the telecommunications Central Office. PowerSphinx EXTREME enables workstation and networking products typically used in 110-240VAC environments to run unmodified in the -48VDC context. Artecon believes this feature may significantly accelerate its customers' time to market for new infrastructure while reducing costs due to the ability to employ standard (as opposed to custom) workstation, networking and other products.

           PowerSphinx EXTREME is designed for use with 110-240VAC devices such as workstations, switches, routers and hubs so that they may operate in the -48VDC telecommunications environment, thereby expanding the limits of available product choices to engineers and integrators building telecommunications systems. The Company believes that the compact 1.75" EIA rack height is an improved and preferable alternative to typically large (often as much as 21" or 12u EIA) power inverters. PowerSphinx EXTREME has two hot-swappable, load-sharing power modules to assure uninterrupted operation, combined with dual -48VDC inlet power connections to help virtually eliminate any single point of failure. Other features include 1600 watts of total power output, hot-plug removable power trays and fans, alarm system and dual LED displays. The PowerSphinx EXTREME is fully certified to Bellcore NEBS standards and is in use by such telco customers as Qualcomm, MCI, Korea Telecom, Dutch PTT, Motorola, GTE, and Sprint.

           Telecommunications Services. Most of the regional Bell operating companies , InterExchange servers , long-distance haulers and switch manufacturers lack the resources, time, expertise and inclination to invest in internal integration of open systems and therefore look to a supplier who can not only provide product but also single-source solutions. As a consequence, the Company believes that its systems integration services are well suited to the telecommunications market. Artecon has established product and integration contracts with Motorola, Qualcomm and MCI.

           The Company's systems integration services produce expandable systems with maximum capabilities and space efficiency to suit each client's unique situation. Artecon utilizes commercially available workstation, server, networking and other application-specific products along with its own EXTREME product line to produce highly customized solutions. By leveraging its unique products, the Company believes it can often create the most cost-efficient and in many cases, the only viable solution for a telco or Internet customer's unique requirements. The Company's open-systems; COTS approach can accelerate customers' time to market and provide customers with superior price/performance. Unlike most systems integrators, Artecon does not require customers to purchase computer systems from Artecon, and because the workstations or servers stay unmodified, all manufacturer warranties and support agreements remain in effect. With the Company's extensive experience as systems integrator, innovative engineering, excellence in manufacturing and comprehensive support, Artecon believes it can provide its customers with powerful storage solutions.


     PRODUCTS IN DEVELOPMENT

           The Company has several products under development. Disk storage products under development include a Fibre Channel storage system offering dual redundant hardware RAID controllers with failover and scalability to over a Terabyte. This consolidated storage system will connect via a Storage Area Network comprised of Fibre Channel cabling and hubs to multiple servers, offering very high bandwidth, high-availability, scalability, and longer distance. The Company is also developing RAID systems that will support Ultra2 SCSI (a further enhanced version of Ultra SCSI) disk drives, providing sustained data throughput of 80 MegaBytes per second.

           In the area of software development for its server-attached disk storage products, the Company has recently completed development of its Redundant Data Path (RDP) software for NT, that provides the capability to support two independent data paths with failover capability

CUSTOMERS

           The Company targets both the horizontal markets defined by the primary workstation vendors, such as Sun, SGI, HP and IBM, and, increasingly, the vertical markets of the data-intensive telecommunications, finance and multimedia industries. Artecon's customers include OEMs, systems integrators, value added resellers (VARs), distributors and end users and span market segments ranging from computer manufacturers to government agencies. The following customers of Artecon California accounted for approximately that percentage of Artecon California's total revenues set forth below during the periods indicated: Sales to one customer did not exceed 10% of total revenue for the fiscal year ended March 31, 1998; Tracor Enterprise Solution (25.4%) for the fiscal year ended March 31, 1997; and GTE Government Systems (10.0%) for the fiscal year ended March 31, 1996. No other customer accounted for more than 10% of Artecon California's total revenues during the fiscal years ended March 31, 1998, 1997 and 1996. The following customers accounted for approximately that percentage of Storage Dimensions' total revenue for the periods indicated: Sun Financial Group (10%) for the fiscal year ended December 31, 1997, and Xerox Corporation (13%) for the fiscal year ending December 31, 1996.

           The following table lists end users of Artecon's products and/or services, by industry, that Artecon believes (based on direct sales data and data supplied by independent resellers and distributors) to have purchased at least $500,000 of Artecon's products:



TELECOMMUNICATIONS/ISP
Qualcomm                                 WorldCom/UUNet             Sprint
AOL                                      MCI                        Nortel
Motorola                                 PSINet                     NTT (Japan)

FINANCE
Swiss Bank                               ING Group
Salomon Brothers

MULTIMEDIA
DSC

GOVERNMENT/GOVERNMENT RELATED
Lockheed Martin                          U.S. Navy                  TRW
U.S. Army                                Rockwell                   JPL
Hughes                                   GTSI                       U.S. Air Force
Northup Grumman                          EDS                        French Army
GTE Government Systems                   British MOD

MANUFACTURING
Eastman Kodak                            Boeing
Schlumberger


HIGH TECHNOLOGY
Oracle                                    SGI
Sun Microsystems                          Unisys
Intel                                     Hotmail

SALES AND MARKETING

           The Company utilizes both a direct sales force and reseller distribution channels in the U.S. in order to provide broad market penetration for its products. As of May 31, 1998, the Company's U.S. field sales organization consisted of 63 sales professionals located in 17 geographical markets, including, Silicon Valley, Sacramento, and Irvine California; Denver, Colorado; Danbury, Connecticut; Tampa, Florida; Atlanta, Georgia; Barrington, Illinois; Newburyport and Woburn, Massachusetts; New York City, New York; St. Louis, Missouri; Las Vegas, Nevada; Bridewater, New Jersey; Coppell, Texas; Vienna, Virginia; and Seattle, Washington. Artecon's international marketing strategy has similarly been to utilize both a direct sales force and reseller distribution channels for sales outside of the United States. Artecon California's sales to customers located outside the United States represented approximately 11.7%, 14.0%, and 25.2% of Artecon California's net revenues for the fiscal years ended March 31, 1998, 1997 and 1996, respectively. Direct sales organizations of Artecon's subsidiaries in Japan (Tokyo, Osaka, Nagoya), the Netherlands (Encschede), France (Paris) and the United Kingdom (London) consisted of seven sales professionals.

           The Company also employs a leveraged sales model that utilizes distribution channels tailored to the needs of each user type. Artecon has developed pricing structures and field sales commission plans that are designed to minimize sales channel conflicts. The Company believes that this two-pronged sales strategy provides a meaningful competitive advantage over competitors who only provide products directly to end-user customers.


CUSTOMER SERVICE AND SUPPORT

           The Company believes that its ability to provide comprehensive and responsive support is an important element in penetrating new customer accounts and in securing repeat business from existing customers. Artecon is committed to providing superior customer service and support aimed at simplifying installation, reducing field failures, minimizing system downtime and streamlining administration.

           Service revenues have not comprised a significant portion of the Company's revenues to date. In certain geographical regions, and for an annual or quarterly fee, Artecon maintains a staff of on-call technical personnel who are available to visit the customer's site within a few hours of receiving a request for service. In other geographical regions, Artecon indirectly provides the same level of support by using third-party service companies. In all cases, the Company's technical support engineers are available by phone on a seven-day-per-week, 24-hour-per-day basis.

           The Company provides standard warranties with all products sold which are set forth in various documents and agreements, which are delivered to customers with each product. As a general policy, Artecon ships replacement hardware components to customers in advance of receiving returns of defective components under a standard warranty, which generally runs three years. Artecon occasionally issues credit in lieu of replacing a piece of equipment. A customer may also contract for an extended warranty or on site maintenance support from Artecon on all products.


RESEARCH AND DEVELOPMENT

           To date, the Company has made substantial investments in research and development, particularly in the areas of RAID, robotic backup, FC-AL, GUI software development, and specialized file server software. Artecon's engineering design team employs electrical engineering, mechanical engineering, systems engineers and computer science professionals and places great importance on the exchange of information with Artecon's sales and marketing and customer support departments and with its distributors to develop new products and product enhancements that anticipate and address technological changes and evolving industry standards and customer needs.

           The Company generally designs its products to have a modular architecture that can be readily modified to respond to technological developments and paradigm shifts in the open systems computing environment. This flexibility allows the Company to focus research and development resources on specific product innovations and advancements. The modular architecture of the products meets customer needs with solutions tailored to their applications and products that can be adapted to changes in technology and in their computing environments.

           The Company's engineering design teams work cross-functionally with marketing managers, applications, technical and production engineers and customers to develop products and product enhancements. Artecon employs a full staff of applications engineers to assist customers in making appropriate and effective storage system purchases and in addressing, analyzing and solving complex pre-deployment storage problems. The Company's technical support engineering team and production engineering team also contribute to the quality, manufacturability and usability of products from design to deployment. This value-added capability fosters customer loyalty and allows Artecon to identify emerging customer requirements for future data storage products.

           Artecon California's expenses for research and development for fiscal years 1996, 1997, and 1998 were $1.4 million, $2.3 million, and $3.1 million, respectively. As of April 30, 1998, Artecon had 36 regular full-time and three contract employees engaged in research and development activities, of which four were specifically focused on research and development of products and services directed at the telecommunications and Internet/intranet markets. Additionally, Storage Dimensions' expenses for research and development for calendar years 1995, 1996, and 1997 were $5.4 million, $5.9 million and $6.3 million, respectively.

           The data storage system market is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and increased storage capacities and the emergence of new industry standards could render Artecon's existing products obsolete and unmarketable. The Company's future success will depend upon its ability to develop and introduce new products with increasing storage capabilities on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that Artecon will be successful in developing and marketing any new products that respond to technological changes or evolving industry standards, that Artecon will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. In addition, storage system products like those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by Artecon and by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in a loss or delay in market acceptance, which could have a material adverse effect on the Company's business, operating results or financial condition.


MANUFACTURING

           The Company operates 43,000 square feet of manufacturing space consisting of 30 separate product lines at its Carlsbad, California facilities. Artecon's products are manufactured according to ECO specification in an assembly-line production process. State-of-the-art equipment and software include MRP, Just-In-Time ordering, TQM and in-house FedEx tracking. The Company strives to develop close relationships with its suppliers, exchanging critical information and implementing joint corrective action programs to maximize the quality of its components, to reduce costs and inventory investments and to create flexibility for rapid capacity expansion when required. Artecon believes that its current facilities and capital equipment will be adequate to meet its manufacturing needs in the foreseeable future.

           The Company subcontracts some of its manufacturing, such as plastic molding, metal bending, PCB fabrication and assembly, to qualified partners in the U.S.

and Asia. Artecon owns the design and tools/molds associated with the manufacture of these parts. The Company has designed and owns over 50 tools used to produce various components of its Lynx, LynxStak, and LynxArray products. In addition, Artecon relies upon a limited number of suppliers of several key components utilized in the assembly of Artecon's products, including Seagate, IBM, Quantum, Infortrend, Intel, CMD, Mylex and Sony. Artecon's reliance on its manufacturing subcontractors and suppliers involves several risks, including: an inadequate supply of required components; price increases; late deliveries; and poor component quality. Although to date the Company has been able to obtain its requirements of components, there can be no assurance that the Company will be able to obtain its full requirements of such components in the future or that prices of such components will not increase. In addition, there can be no assurance that problems with respect to yield and quality of such components and timeliness of deliveries will not occur. Disruption or termination of the supply of these components could delay shipments of Artecon's products and could have a material adverse effect on Artecon's business, operating results or financial condition. Such delays could also damage relationships with current and prospective customers. The Company has experienced delays in the shipments of its products in the past, principally due to an inability of vendors to deliver an adequate supply of components, resulting in delay or loss of product sales. Although these delays in the past have not had a material adverse effect upon Artecon's business, operating results or financial condition, there can be no assurance that in the future any such delays would not have such a material adverse effect.

COMPETITION

           The market for the Company's products is extremely competitive. Artecon has a number of competitors in various markets, including HP, Sun, IBM, SGI, Compaq, DEC, DG Clariion, MTI, and EMC Corporation, many of which have substantially greater name recognition, engineering, manufacturing and marketing capabilities, and greater financial and personnel resources than Artecon. In particular, a number of the Company's customers are also competitors, including Sun and SGI. Artecon expects to experience increased competition from established and emerging computer storage hardware and management software companies, particularly HP, Sun, IBM, Compaq, DEC, and EMC Corporation.

           In addition, increased competitive pressure could lead to intensified price-based competition, which could have a material adverse effect on Artecon's results of operations. There also has been, and may continue to be, a willingness on the part of certain large competitors to reduce prices in order to preserve or gain market share. The Company believes that pricing pressures are likely to continue as competitors develop more competitive product offerings.

           The principal elements of competition in Artecon's markets include rapid introduction of new technology, product quality and reliability, price and performance characteristics, service and support and responsiveness to customers. The Company believes that, in general, it competes favorably with respect to these factors. However, there can be no assurance that Artecon will be able to compete successfully or that competition will not have a material adverse effect on Artecon's business, results of operations or financial condition.

INTELLECTUAL PROPERTY

           The Company's success depends significantly upon its proprietary technology. Artecon relies on a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and technical measures to protect its proprietary rights in its products.

           As of March 31, 1998, the Company had been awarded a total of seven U.S. patents covering certain elements of its products. There can be no assurance that any additional patents will be issued, that Artecon will develop proprietary products or technologies that are patentable, that any patent issued in the future will provide Artecon with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on Artecon's ability to do business. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Artecon has registered numerous trademarks and will continue to evaluate the registration of additional trademarks as appropriate. The Company generally enters into confidentiality agreements with its employees and consultants and with key vendors and suppliers. All released documentation of products, including drawings, requirements specifications, source code, BOMs, costs and other materials, are kept in a secure, centralized document control area.

           The Company expects that companies in the storage system market will increasingly be subject to infringement claims as the number of products and competitors in the Company's target markets grows. Although Artecon believes that its products and trade designations do not infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against Artecon in the future. If such a claim is made, Artecon will evaluate the claim as it relates to its products and, if appropriate, may seek a license to use the protected technology. There can be no assurance that the Company would be able to obtain a license to use such technology or that such a license could be obtained on terms that would not have a material adverse effect on Artecon. If the Company or its suppliers are unable to license protected technology, the Company could be prohibited from incorporating or marketing products incorporating that technology. Artecon could also incur substantial costs to redesign its products or to defend any legal action taken against it. Should Artecon's products be found to infringe protected technology, Artecon could be required to pay damages to the infringed party or be enjoined from manufacturing and selling such products.

           Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of Artecon's products or to obtain and use information that Artecon regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that Artecon's means of protecting its proprietary rights will be adequate or that Artecon's competitors will not independently develop similar technology, duplicate Artecon's products or design around patents issued to Artecon or other intellectual property rights of Artecon.

EMPLOYEES

           As of April 30, 1998, the Company had approximately 287 full-time employees worldwide, including 111 in marketing, sales and service support, 109 in manufacturing and quality assurance, 36 in engineering and research and development and 31 in general administration and finance.

           None of the Company's employees is represented by a labor union. Artecon has experienced no work stoppages and considers its relations with its employees to be good.

           The Company's future performance depends in significant part upon the continued service of its key technical and senior management personnel. Artecon provides incentives such as salary and benefits to attract and retain qualified employees. The loss of the services of one or more of Artecon's officers or other key employees could have a material adverse effect on Artecon's business, operating results or financial condition. Artecon's future success also depends on its continuing ability to attract and retain highly qualified technical and management personnel. Competition for such personnel is intense, and there can be no assurance that Artecon can retain its key technical and management employees or that it can attract, assimilate or retain other highly qualified technical and management personnel in the future.

             CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

           In addition to those risks identified elsewhere in this Annual Report on Form 10-K, the Company's business and results of operations are subject to other risks, including the following risk factors:

           HISTORY OF OPERATING LOSSES; POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. While Storage Dimensions generated net income in 1996, it incurred losses in 1993, 1994, 1995 and 1997. Except for fiscal year ended March 31, 1998 in which it incurred a loss, Artecon California generated net income in fiscal years 1997, 1996, 1995 and 1994. The 1998 fiscal year includes expenses incurred as a result of the Falcon Acquisition and the Storage Dimensions Merger. See Results of Operations under Item 7 "Management's Discussion and Analysis of Financial

Condition and Results of Operations" There can be no assurance that the Company will be profitable on a quarterly or annual basis.

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

           Sales for any future quarter are not predictable with any significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received. As a result, sales in any quarter are generally dependent on orders booked and shipped in that quarter. Sales are also difficult to forecast because the PC-LAN and UNIX storage system markets are rapidly evolving and the Company's sales cycles vary substantially from customer to customer. The Company's customers generally have the right to cancel orders at any time and a limited right to return products for a refund. The cancellation of orders already placed and the return of products could have a material adverse effect on operating results in any quarter. Due to the typical timing of customer orders, the Company often ships products representing a significant portion of its net sales for a quarter during the last month of that quarter. Any significant deferral of these sales could have a material adverse effect on the results of operations in any particular quarter. To the extent that the Company completes significant sales earlier than expected, operating results for subsequent quarters may be adversely affected. The Company's expense levels will be based, in part, on its expectations as to future sales. As a result, if sales levels are below expectations, net income may be disproportionately affected. There can be no assurance that the Company will experience sales growth with respect to its enterprise and OEM products in future periods.

            Since the closing of the Storage Dimensions Merger, the Company's combined business consists of that of Artecon California, the former Storage Dimensions, Inc. and Falcon. Due to the foregoing, period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance. It is possible that in future quarters the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

           RELIANCE ON KEY CUSTOMERS AND INDIRECT DISTRIBUTION CHANNELS. The Company sells its products through a direct sales force and through multi-tiered distribution channels. The following customers of Artecon California accounted for approximately that percentage of Artecon's total revenues set forth below during the periods indicated: Sales to one customer did not exceed 10% of total revenue for the fiscal year ended March 31, 1998; Tracor Enterprise Solution (25.4%) for the fiscal year ended March 31, 1997; and GTE Government Systems (10.0%) for the fiscal year ended March 31, 1996. No other customer accounted for more than 10% of Artecon's total revenues during the fiscal years ended March 31, 1998, 1997 and 1996. Additionally, Storage Dimensions' top ten customers accounted for approximately 42% of total net sales in 1997, with Sun Financial Group accounting for 10% of total net sales. In 1996, Storage Dimensions' top ten customers, accounted for approximately 50% of total net sales, and Tech Data and Xerox accounted for approximately 8% and 13%, respectively of total net sales. The Company expects that a high percentage of the Company's sales for the foreseeable future will be through indirect channels and to a limited number of customers. There can be no assurance that orders from existing customers will continue at their historical levels, or that the Company will be able to obtain orders from new customers. The Company generally has not entered into long-term volume purchase contracts with its customers, and customers generally have certain rights to extend or to delay the shipment of their orders. The Company provides price protection to distributors such that, if the Company reduces the price of its products, distributors are entitled to a credit for the difference between the new, reduced price and the price previously paid for products held in the distributor's inventory at the time of the price reduction. As a result, price reductions could have an immediate material adverse effect on the Company's results of operations, depending upon distributor inventory levels at the time of the price reduction. During the fiscal years ended March 31, 1995, 1996 and 1997, Storage Dimensions issued approximately $550,000, $840,000, and $485,000, respectively, of credits in connection with such price protection. The Company's distributors and VARs may also carry competing product lines and could reduce or discontinue sales of the Company's products, which could have a material adverse effect on the Company's operating results. Although the Company believes that it provides adequate allowances for product returns, there can be no assurance that actual returns will not exceed recorded allowances which could have a material adverse effect on the Company's operating results. In addition, there can be no assurance that existing end-user customers will not purchase their storage equipment from the manufacturer that provides their network computing systems and, as a result, reduce or eliminate purchases from the Company. The loss of one or more of the Company's current customers, particularly a principal customer, or cancellation or rescheduling of orders already placed, could materially and adversely affect the Company's business, operating results or financial condition.

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

           The Company's agreements with customers typically contain provisions intended to limit exposure to potential product liability claims. It is possible that the limitation of liability provisions contained in the Company's agreements may not be effective. Although the Company has not received any product liability claims to date, the sale and support of products by the Company and the incorporation of products from other companies may entail the risk of such claims. A successful product liability claim against the Company could have a material adverse effect on the Company's business, operating results or financial condition.

           DEPENDENCE ON KEY PERSONNEL. The Company's future performance will depend in significant part upon the continued service of its senior management and key sales and technical personnel. The Company expects to provide incentives such as salary, benefits and option grants (which are typically subject to vesting over four years) to attract and retain qualified employees. In recent periods, the Company has experienced difficulties retaining existing and attracting and training new, skilled personnel. Any inability to attract, train and retain skilled sales personnel in future periods or the loss of the services of one or more of the Company's officers or other key employees could have a material adverse effect on the Company's business, operating results or financial condition. The Company's future success will also depend on its ability to attract and retain highly qualified technical and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and management employees or that it can attract, assimilate or retain other highly qualified technical and management personnel in the future.

           COMPETITION. The storage system market is intensely competitive. The Company has a number of competitors in various markets, including HP, Sun, IBM, SGI, Compaq Corporation ("Compaq"), DEC Storage Works ("DEC"), DG Clariion, MTI Technology ("MTI") and EMC Corporation, many of which have substantially greater name recognition, engineering, manufacturing and marketing capabilities, and greater financial and personnel resources than the Company. In particular, a number of the Company's customers are also competitors, including Sun and SGI. Artecon expects to experience increased competition from established and emerging computer storage hardware and management software companies, particularly HP, Sun, IBM, Compaq, DEC, and EMC Corporation. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than the Company, and as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of products than can the Company, or to deliver competitive products at a lower end-user price. The Company also expects that competition will increase as a result of industry consolidations. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results or financial condition.

           The Company believes that the principal competitive factors affecting its markets include: fault-tolerant reliability, performance, ease of use, scalability, configurability, price and customer service and support. There can be no assurance that the Company will be able to successfully incorporate these factors into its products and to compete against current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results or financial condition.

           DEPENDENCE ON LIMITED NUMBER OF SUPPLIERS OF HIGH QUALITY COMPONENTS. The Company relies upon a limited number of suppliers of several key components utilized in the assembly of the Company's products, including Seagate Technology, Inc. ("Seagate"), Quantum Corporation ("Quantum"), IBM, Infortrend, Intel, , Mylex, Sony and American Megatrends, Inc. The Company's reliance on its suppliers involves several risks, including: an inadequate supply of required components; price increases; late deliveries; and poor component quality. These risks are particularly significant with respect to suppliers of disk drives because, in order to meet product performance requirements, the Company must obtain disk drives with extremely high quality and capacity. In addition, there is currently a significant market demand for disk drives, tape drives and RAID controllers, and from time to time the Company may experience component shortages, selective supply allocations and increased prices of such components. Although to date the Company has not experienced shortages of such components, there can be no assurance that the Company will be able to obtain its full requirements of such components in the future or that prices of such components will not increase. In addition, there can be no assurance that problems with respect to yield and quality of such components and timeliness of deliveries will not occur. Disruption or termination of the supply of these components could delay shipments of the Company's products and could have a material adverse effect on the Company's business, operating results or financial condition. Such delays could also damage relationships with current and prospective customers.

           In the past, due to the Company's quality requirements, the Company has experienced delays in the shipments of its new products principally due to an inability to qualify component parts from disk drive manufacturers and other suppliers, resulting in delay or loss of product sales. The Company has currently qualified disk drives manufactured by Seagate, tape drives from Quantum, and RAID controllers from Mylex Corporation and American Megatrends. Although these delays in the past have not had a material adverse effect upon the Company's business, operating results or financial condition, there can be no assurance that in the future any such delays will not have such a material adverse effect on the Company.

           INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS. Artecon California's international sales represented approximately 11.7%, 14.0% and 25.2% of the Company's total revenues for the fiscal years ended March 31, 1998, 1997 and 1996, respectively. The Company currently has sales offices in Japan, France, England and the Netherlands. The Company believes that the continued growth and profitability of the Company will require expansion of international operations, particularly in Europe and Japan. Accordingly, the Company intends to expand its international operations and enter additional international markets, which will require significant management attention and financial resources. In addition, the Company's international operations are subject to a variety of risks associated with conducting business internationally, including fluctuations in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, increases in tariffs, duties, price controls or other restrictions on foreign currencies, and trade barriers imposed by foreign countries, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to expand its international operations successfully and in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition.

           A significant portion of the Company's business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which the Company conducts its business relative to the U.S. dollar will continue to cause the currency transaction gains and losses which Artecon has experienced in the past and continues to experience. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurance that the Company will not experience currency losses in the future. The Company has not previously undertaken hedging transactions to cover its currency exposure but may hedge a portion of its currency exposure in the future as management deems appropriate.

           DEPENDENCE ON PROPRIETARY TECHNOLOGY. The Company currently relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights and seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has registered numerous trademarks and will continue to evaluate the registration of additional trademarks as appropriate. The Company generally enters into confidentiality agreements with its employees and with key vendors and suppliers. As of March 31, 1998, Artecon, California had been issued a total of seven U.S. patents covering certain elements of its products. There can be no assurance that issued patents will provide a meaningful competitive barrier or that any pending patents at either company will ever be issued, that the Company will develop proprietary products or technologies that are patentable, that any patent issued in the future will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. The Company believes that the rapidly changing technology in the computer storage industry makes future success dependent more on the technical competence and creative skills of its personnel than on any patents it may be able to obtain.

           There has also been substantial litigation in the computer industry regarding intellectual property rights, and litigation may be necessary to protect the Company's proprietary technology. The Company has from time to time received claims that it is infringing third parties' intellectual property rights, and there can be no assurance that third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights. The Company expects that companies in the storage system market will increasingly be subject to infringement claims as the number of products and competitors in the Company's target markets grows. Any such claims or litigation may be time-consuming and costly, cause product shipment delays, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements, any of which could have a material adverse effect on the Company's business, operating results or financial condition. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. For example, in February 1998, Artecon filed a suit against certain former employees alleging, among other things, trade secret misappropriation. See "Item 3--Legal Proceedings." In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company.

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

           INFLUENCE OF EXISTING STOCKHOLDERS. As of May 15, 1998, the Company's executive officers, directors and their affiliates beneficially owned approximately 71% of the Company's outstanding shares of Common Stock, giving effect to the conversion of the outstanding Series A Preferred Stock of the Company which was issued in connection with the Storage Dimensions Merger into the maximum number of shares of Common Stock. As a result, these stockholders, if acting together, would be able to influence matters requiring approval by the stockholders of the Company, including the election of a majority of the directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of the Company. The Company has entered into agreements with its executive officers and directors indemnifying them against losses they may incur in legal proceedings arising from their service to the Company.

           POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock has been, and is expected to continue to be, volatile. This volatility may result from a number of factors, including fluctuations in the Company's quarterly revenues and net income, announcements of products by the Company or its competitors, and conditions in the network storage system market. Also, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market prices of securities, particularly those of technology companies, and which often have been unrelated to the operating performance of the companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's Common Stock in future periods.

           EFFECT OF CERTAIN CHARTER PROVISIONS AND DELAWARE ANTI-TAKEOVER LAW. Certain provisions of the Company's Certificate of Incorporation, as amended, and Bylaws, as amended, the Delaware General Corporation Law (the "DGCL") and the Company's indemnification agreements with certain officers and directors of the Company may be deemed to have an anti-takeover effect. Such provisions may delay, defer or prevent a tender offer or takeover attempt that a stockholder might consider to be in that stockholder's best interests, including attempts that might result in a premium over the market price for the shares held by such stockholder.

           The Board of Directors may issue additional shares of Common Stock or establish one or more classes or series of Preferred Stock, having the number of shares (up to 10,000,000), designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations as determined by the Board without stockholder approval. The Company's Certificate of Incorporation, as amended, and Bylaws, as amended, contain a number of provisions that could impede a takeover or change in control of the Company, including but not limited to the elimination of stockholders' ability to take action by written consent and a fair price requirement. In addition, the Company's Certificate of Incorporation provides for a classified Board of Directors and eliminates the ability of stockholders to remove a director from office without cause except, until the third annual meeting of the stockholders following the Merger, by the affirmative vote of at least 80% of the outstanding voting stock of the Company and by the affirmative vote of at least 66 2/3% of the outstanding voting stock of the Company thereafter.

           In addition, the Company is subject to the anti-takeover provisions of Section 203 of the DGCL. In general, the statute prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder.

           Each of the foregoing provisions gives the Board, acting without stockholder approval, the ability to prevent, or render more difficult or costly, the completion of a takeover transaction that stockholders might view as being in their best interests.


ITEM 2. PROPERTIES


FACILITIES

     Artecon's principal administrative, sales, marketing, manufacturing and research and development facility is located in approximately 70,000 square feet of space in Carlsbad, California, including approximately 43,000 square feet of manufacturing space. This facility is leased through 1999. Artecon leases other sales offices throughout the U.S., as well as operations sites in Japan, France, England, and the Netherlands. Artecon believes that its existing facilities are adequate for its current needs.

           Additionally, Artecon is currently leasing 80,000 square feet of space in Milpitas, California that was the Company's principal administrative, sales, marketing, and research and development facility prior to the Merger.
This lease expires December 31, 1998. A smaller facility will be leased in October 1998 for use as a sales office. The existing lease will not be renewed.

ITEM 3. LEGAL PROCEEDINGS

     On February 3, 1998, Artecon California filed a civil complaint in Santa Clara County Superior Court including, without limitation, claims of breach of contract, misappropriation of trade secrets and unfair competition against StorNet, Inc. and certain individuals (Civil Case No. CV 771742). On April 24, 1998 a settlement agreement was entered into with StorNet and those individuals. Under the terms of this confidential settlement, StorNet has agreed to pay certain settlement funds to Artecon.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           A special meeting of stockholders of Storage Dimensions, Inc. was held on March 31, 1998 (the "Special Meeting"). The Company had 8,022,430 shares of Common Stock outstanding as of February 23, 1998, the record date for the Special Meeting. At the Special Meeting, holders of a total of 4,980,046 shares of Common Stock were present in person or represented by proxy.

           At the Special Meeting the following proposals, all as more fully described in the Prospectus/Joint Proxy Statement relating to such meeting, were ratified: (1) a proposal to approve and adopt an Agreement and Plan of Merger and Reorganization, dated as of December 22, 1997, among the Registrant, Storage Acquisition Corp. ("Merger Sub"), and Artecon, Inc., a California corporation ("Artecon California"), approve the merger of Merger Sub with and into Artecon California, and approve an amendment to the Company's Certificate of Incorporation to change its name to "Artecon, Inc." and designate a new class of Series A Preferred Stock; (2) a proposal to approve and amendment to the Company's Certificate of Incorporation to provide for a classified Board of Directors; (3) a proposal to approve an amendment to the Company's Certificate of Incorporation to provide that a director may not be removed from office without cause except, until the third annual meeting following the Merger, by the affirmative vote of at least 80% of the outstanding voting stock of the Company and by the affirmative vote of at least 66-2/3% of the outstanding voting stock of the Company thereafter; (4) a proposal to approve an amendment to the Company's 1996 Stock Option Plan to increase the number of shares that may be issued thereunder from 1,000,000 to 3,000,000; and (5) a proposal to approve an amendment to the Company's 1996 Employee Stock Purchase Plan to increase the number of shares that may be issued thereunder from 200,000 to 400,000

The following sets forth information regarding the results of the voting at the Special Meeting:

                                                                          FOR                    AGAINST               ABSTAIN
Proposal 1: Approval of Merger Agreement, Merger and Related
Matters                                                                   4,977,812                   150               2,084
Proposal 2: Approval of Amendment to Certificate of
Incorporation to provide for classified Board of Directors
                                                                          4,837,497               139,632               2,917
Proposal 3: Approval of Amendment to Certificate of
Incorporation Regarding Removal of Directors
                                                                          4,765,764               211,365               2,917
Proposal 4: Approval of Amendment to 1996 Stock Option Plan
                                                                          4,943,579                34,383               2,084
Proposal 5: Approval of Amendment to 1996 Employee Stock
Purchase Plan                                                             4,943,579                34,383               2,084

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


           Effective April 1, 1998 the Company's Common Stock was listed on the Nasdaq National Market under the ticker symbol "ARTE." Prior to such time, the Company's Common Stock had traded on the Nasdaq National Market under the symbol "STDM" since the Company's initial public offering in March 1997.

           The approximate number of holders of record of the Company's Common Stock as of May 15, 1998 was 2,000.

           The last sales price for the Company's Common Stock, as reported by Nasdaq on May 15, 1998 was $3.59.

           The following table sets forth, for the fiscal quarters indicated, the reported high and low sales prices of the Company's Common Stock as reported on the Nasdaq National Market


                                                   High      Low
                                                   ----      ----
FISCAL YEAR ENDED MARCH 31, 1998
First Quarter                                     $14.50    $5.38
Second Quarter                                      8.38     4.50
Third Quarter                                       6.38     3.50
Fourth Quarter                                      4.38     2.63

FISCAL YEAR ENDED MARCH 31, 1997
Fourth Quarter (from March 11, 1997)               $7.25    $6.50


           The Company has never paid any cash dividends on its Common Stock in the past, and currently intends to retain future earnings, if any, to fund the development and growth of its business. The Company does not anticipate paying any cash dividends in the foreseeable future.

           During the period covered by this Annual Report on Form 10-K, the Company did not issue or sell any equity securities that were not registered under the Securities Act of 1934, as amended.


ITEM 6. SELECTED FINANCIAL DATA

           The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of the Company and related notes thereto included elsewhere in this Annual Report on Form 10-K. Except where otherwise noted, the selected historical consolidated financial information in this Item 6 relates solely to Artecon California (including financial information for the Falcon business following the Falcon Acquisition in August 1997). See note 1 to Consolidated Financial Statements of Artecon, Inc. for the two years in the period ended March 31, 1998 for certain additional pro forma combined financial information relating to Artecon California, Storage Dimensions, Inc. and Falcon.

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
                      (in thousands, except per share data)

                                                    YEAR ENDED MARCH 31,
                                                    --------------------
                                    1998 (2)         1997          1996          1995         1994
                                    --------         ----          ----          ----         ----

CONSOLIDATED STATEMENTS OF
  INCOME DATA:
Net revenues.................      $ 66,340       $ 55,317      $ 47,172      $ 47,774      $ 39,472
Gross margin.................        14,220         12,535        12,455         9,477         8,621
Operating expenses
  Selling, general and
     administrative..........        13,928          8,990         8,924         7,887         6,253
  Research and
     development.............         3,102          2,317         1,405         1,134           949
  Acquired in-process
     research and
     development.............        18,200
Operating income (loss)......       (21,010)         1,228         2,248           588         1,418
Net income (loss)............       (19,288)           641         1,590           453
                                                                                               1,225
Basic net income (loss) per
  Share......................      $  (3.30)      $   0.12      $   0.30      $   0.09      $    .23
Weighted average shares used
  to calculate basic net
  income (loss) per share(1).         5,841          5,202         5,218         5,225         5,225
Diluted net income (loss)
  per share..................      $  (3.30)      $   0.08      $   0.19      $   0.05      $    .14
Weighted average shares used
  to calculate diluted net
  income (loss) per share(1).         5,841          8,410         8,532         8,645         8,708




                                               MARCH 31,
                              -----------------------------------------------
                               1998      1997      1996      1995      1994
                              -------   -------   -------   -------   -------
CONSOLIDATED BALANCE SHEET
  DATA:
Cash and cash equivalents...  $ 7,992   $   746   $   793   $   299   $    39
Working capital.............   16,819     6,810     6,772     4,935     4,393
Total assets................   57,345    15,194    13,583    13,984    11,086
Total long-term debt........   10,484     2,921     2,941     2,500     2,408
Total shareholders'
  equity....................   19,679     5,097     4,720     3,553     3,302


(1) See Note 9 of Notes to Consolidated Financial Statements of Artecon, Inc. for the two years in the period ended March 31, 1998 for an explanation of shares used in computing basic and diluted net income (loss) per share.

(2) The financial information set forth above includes financial information for Falcon since August 21, 1997, the effective date of the Falcon Acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the related notes thereto included herein. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, those discussed in this section and the section entitled "Business," as well as those discussed elsewhere in this Annual Report on Form 10-K.


OVERVIEW

           The Company designs, manufactures, markets and supports a broad range of scalable, fully integrated data storage products for the open-systems computing environment. The Company has established itself as a leader in the design, manufacture and sale of third-party mass storage and enhancement products in the Sun Microsystems ("Sun"), UNIX and PC-LAN markets, offering both host-attached and network-attached storage solutions for a broad range of customers. The Company offers a wide range of products and services in four principal areas: enterprise storage, workstation and server rack solutions, telecommunications and disk and tape storage systems.

           On March 31, 1998, the Company (then known as Storage Dimensions, Inc.) entered into a merger transaction with Artecon California , in a stock-for-stock transaction that was accounted for as a purchase (the "Storage Dimensions Merger"). The Storage Dimensions Merger created one of the world's largest third-party storage companies (the "Storage Dimensions Merger") serving the combined PC-LAN and UNIX open systems network computing market. For financial reporting purposes, the Storage Dimensions Merger was accounted for as an acquisition of Storage Dimensions by Artecon California, and, as such, the historical financial results of the Company included in this Annual Report are those of Artecon California.

           In August 1997, Artecon California acquired substantially all of the assets and liabilities of Falcon. The Falcon Acquisition has enabled the Company to achieve several important strategic objectives, including the acquisition of Falcon's AerREAL(TM) real-time specialized file server software and other complementary products to better serve Artecon's existing customers, the expansion of Artecon's customer base in the UNIX, Windows NT and Windows 95 markets and a significant expansion of the Company's revenue base. The acquisition was accounted for as a purchase.

           In June 1998, Artecon California was merged with and into the Company.

           Except where otherwise noted, the financial and other matters in this
Item 7 relate solely to Artecon California (including the results of operations for the Falcon business following the closing of the Falcon Acquisition in August 1997). See Note 1 to Consolidated Financial Statements for certain additional pro forma combined financial information relating to Artecon California, Storage Dimensions, Inc. and Falcon.

           The Company markets and distributes its products services through its direct sales force employed in 17 domestic sales and support offices and 6 overseas sales offices located in Japan, France, England and the Netherlands. In addition, Artecon utilizes an extensive domestic and foreign reseller distribution channel to market and distribute its products and services. The Company believes that such a diverse channel strategy results in the greatest penetration of the market and enables it to effectively and efficiently penetrate major accounts while at the same time leveraging its distribution network into vertical markets. Artecon believes that the direct customer contact resulting from the use of its own internal sales force provides it with invaluable market feedback and the ability to tailor its products and high-quality technical support services to enhance customer satisfaction and loyalty. The Company generates revenue from the sales of products and services. Revenue from product sales is recognized upon shipment. Revenue generated from service contracts is recognized ratably over the term of the contract. Operating expenses consist primarily of rent, payroll, commissions, other selling and administrative expenses and research and development costs and are recognized in the period incurred.

           The following table sets forth certain items from Artecon California's consolidated statement of operations as a percentage of net sales for the periods indicated:



                                       Year Ended March 31,
                                       --------------------

                             1998          1997        1996        1995
                             ----          ----        ----        ----

Net Revenues ..........      100.0%       100.0%      100.0%      100.0%
Gross Margin ..........       21.4         22.7        26.5        19.8
Operating expenses

                                       Year Ended March 31,
                                       --------------------

                             1998          1997        1996        1995
                             ----          ----        ----        ----


  Selling, general and
    Administrative ......     21.0         16.3        18.9        16.5
  Research and
    Development .........      4.7          4.2         3.0         2.4
  Acquired in-process
    Research and
    Development .........     27.4           --          --          --
Operating income (loss)..    (31.7)         2.2         4.8         1.2
Net income (loss) .......    (29.1)%        1.2%        3.4%        0.9%

RESULTS OF OPERATIONS

     YEAR ENDED MARCH 31, 1998 COMPARED TO YEAR ENDED MARCH 29, 1997

     Net Revenues. Net revenues reflect the invoiced amounts for products shipped less reserves for estimated returns. Net revenues for the year ended March 31, 1998("FY 1998") were $66.3 million compared to $55.3 million for the year ended March 29, 1997 ("FY 1997"), an increase of approximately 19.9%. Such increase in net revenues was primarily attributable to the Falcon Acquisition in August 1997. Net revenues attributable to sales of Falcon products by Artecon from August 21, 1997, the date of the Falcon Acquisition, to March 31, 1998 were approximately $12.6 million. Net revenues for FY 1998 attributable to sales of Artecon products (excluding Falcon products) were $53.7 million, compared to $55.3 million for FY 1997. The decline in Artecon-only sales was primarily attributable to a decline in orders from a significant customer from $14.1 million in fiscal 1997 to $0.3 million in fiscal 1998. Future sales to this customer are not expected to be significant.

     Gross Margin. Gross margin for FY 1998 was $14.2 million, or 21.4% of net revenues, compared to a gross margin of $12.5 million, or 22.7% of net revenues, for FY 1997. The decrease in gross margin as a percent of net revenues from FY 1997 to FY 1998 was due primarily to a $5.0 million write off of inventory in fiscal 1998. The gross margin derived from sales of Falcon products during FY 1998 was approximately $3.3 million, or 26.2% of Falcon net revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses are comprised primarily of salaries and commissions, marketing costs and overhead costs associated with Artecon's finance and support staff. Selling, general and administrative expenses increased to $13.9 million, or 21.0% of net revenues for FY 1998, from $9.0 million, or 16.3% of net revenues, for FY 1997. The increase in selling, general and administrative expenses for FY 1998 was attributable primarily to the increase in the Company's sales and marketing force resulting from the Falcon Acquisition.

     Research and Development Expenses. Research and development expenses are comprised primarily of prototype expenses, salaries for employees directly engaged in research and other costs associated with product development. Research and development expenses increased to $3.1 million, or 4.7% of net revenues, for FY 1998 compared to $2.3 million, or 4.2% of net revenues for FY 1997. The increase in research and development expenses is attributable to the Company's continued development of new products.

     Acquired in-process research and development costs. During fiscal 1998, Artecon California determined that certain hardware and software products acquired from Falcon had not established technological feasibility and had no future alternative use. Accordingly, in fiscal 1998, Artecon California recognized a $3.7 million charge to earnings for write-off of these in-process research and development costs. In fiscal 1998 Artecon California recognized an additional charge against earnings of $14.5 million for in-process research and development costs relating to the Storage Dimensions Merger.

     Total Other Expense. Total other expense is comprised of interest, taxes and other expenses, if any, relating to such periods presented. Total other expense for FY 1998 was $1.1 million compared to total other expense of $0.2 million for FY 1997. The increase in total other expense was attributable primarily to interest payments made on the promissory note issued in connection with the Falcon Acquisition and increased borrowings under the Company's credit line.

     YEAR ENDED MARCH 29, 1997 COMPARED TO YEAR ENDED MARCH 30, 1996

     Net Revenues. The Company's net revenues for FY 1997 were $55.3 million compared to $47.2 million for the year ended March 30, 1996 ("FY 1996"). The increase in net revenues of approximately 17.2% was primarily due to increased sales made to one significant customer. Although net revenues increased from FY 1996 to FY 1997, net revenues generated from sales of products overseas decreased from $11.9 million during FY 1996 to $7.7 million during FY 1997. The decrease in net revenues generated from overseas sales was due, in part, to the Company's decision to shift its overseas market focus from a strategy of selling to a significant number of countries worldwide, to focusing on a limited number of key target markets, specifically Europe (primarily the United Kingdom, France and the Netherlands) and Japan, regions where the Company's management believes there is greater potential for growth in market share. Management expects to continue this focus in the future, emphasizing higher margin, more sophisticated products sold increasingly through Company owned or controlled overseas operating units.

     Gross Margin. Gross margin for FY 1997 was $12.5 million, or 22.6% of net revenues, compared to a gross margin of $12.5 million, or 26.5% of net revenues, or FY 1996. The decrease in gross margin from FY 1996 to FY 1997 was primarily attributable to a combination of foreign currency translations on Artecon's sales of products overseas and the decrease in overseas sales of products, which typically have a higher profit margin than domestic sales of products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9.0 million, or 16.3% of net revenues, for FY 1997 from $8.9 million, or 18.9% of net revenues, for FY 1996. The increase in selling, general and administrative expenses of approximately $100,000 for FY 1997 compared to FY 1996 was due to increased sales of the Company's products, primarily attributable to an increase in the number of the Company's sales personnel.

     Research and Development Expenses. Research and development expenses increased to $2.3 million, or 4.2% of net revenues, for FY 1997, compared to $1.4 million, or 3% of net revenues, for FY 1996. The increase of approximately $900,000, or 64.3%, in research and development expenses was due to Artecon's continued development of new products.

     Total Other Expense. Total other expense decreased from $898,000 for FY 1996 to $247,000 for FY 1997. The decrease in total other expense of approximately 72.5% was due in large part to a loss during FY 1996 of $336,000 related to foreign currency transactions. In addition, during FY 1996, the Company terminated a significant portion of the operations of its French-based subsidiary, resulting in an unusual charge of $256,000. Artecon is exposed to foreign currency exchange risk in each of its key overseas markets. Exposure relates primarily to exchange rate fluctuations between the U.S. Dollar and the Japanese Yen, British Pound, French Franc and Dutch Guilder. Overseas operations' sales are made and operating expenses incurred in the local currency. Product purchases are made in U.S. Dollars. The Company has historically not actively managed its foreign currency exchange risk, except as it relates to Japan. The Japanese operation has obtained local currency financing and, from time to time, takes out forward contracts related to anticipated purchases of U.S. product.

LIQUIDITY AND CAPITAL RESOURCES

            At March 31, 1998, the Company had $8.0 million in cash and cash equivalents (including cash held by Storage Dimensions, Inc. as of the closing of the Storage Dimensions Merger) as compared to $0.8 million at March 29, 1997, an increase of $7.2 million. This increase was primarily due to the cash acquired in connection with the Storage Dimensions Merger.

     Since inception, the Company has financed its operations primarily through a combination of cash generated from operations, bank borrowings, and through sales of its capital stock. Artecon had approximately $18.4 million of accounts receivable as of March 31, 1998 (including Storage Dimensions, Inc. accounts receivable).

     Until May 1998, Artecon California had a credit facility with a United States bank which permitted borrowings of up to $12,500,000 based upon a percentage of accounts receivable and inventory. Under the terms of such credit facility, Artecon was permitted to choose between borrowing at the bank's prime rate, as it may vary from time to time, or choose a rate that was fixed for an agreed-upon period of from 30 to 180 days with interest due quarterly at the LIBOR rate in effect at the commencement of the agreed-upon fixed period, plus 2.0%. The line of credit required that Artecon comply with certain covenants, including minimum tangible net worth requirements. Certain minimum amounts applied to advances under the line of credit and such amounts were required to be borrowed for a minimum of 30 days. The line of credit was secured by all of the assets of Artecon. The revolving credit facility would have expired by its terms on September 1, 1999. Interest was payable monthly, with principal payable at the end of the term. The total outstanding balance under the line of credit as of March 31, 1998 was $7.6 million. In May 1998, all outstanding borrowings under this facility, including accrued interest, were repaid in full and the line of credit terminated.

     In May 1998, the Company entered into a revolving credit facility with LaSalle National Bank (the "Line of Credit") which permits borrowings of up to $15,000,000. Under the terms of the Line of Credit, borrowings are collateralized by substantially all of the Company's assets and mature in May 2001 unless otherwise renewed. Borrowings under the Line of Credit bear interest either at the bank's prime rate, or at the LIBOR rate plus 1.75%. Monthly payments consist of interest only, with the principal due at maturity. As of May 31, 1998, the total outstanding balance under the Line of Credit was $8.5 million.

     The Company's Japanese subsidiary has three lines of credit with a Japanese bank for borrowings of up to an aggregate of 75 million Yen (approximately US$565,000 at March 31, 1998) at interest rates ranging from 1.62% to 2.4%. Interest is due monthly, with principal due and payable on various dates through February 27, 1999. Borrowings are secured by the inventories of the Japanese subsidiary. As of March 31, 1998, the total amount outstanding under the three credit lines was $40 million Yen (approximately US$300,000).

     Artecon had a long-term equipment loan secured by certain computers used in its operations. As of March 31, 1998, the total amount outstanding on the equipment loan was $190,000. Monthly installments included $11,000 principal and interest. In May 1998, this loan including accrued interest, was paid in full.

     Artecon had a term loan payable to a United States Bank. This loan bore interest at 8.5% per annum and was collateralized by substantially all the assets of Artecon. This loan would have matured in September 2002 with monthly installments of principal of $17,000 and interest through maturity. The total balance outstanding as of March 31, 1998 was approximately $883,000. In May 1998, this term loan including accrued interest, was paid in full.

     Storage Dimensions had an $11 million revolving line of credit with a commercial lender that was assumed in the Storage Dimensions Merger and would have expired in May 1998. Borrowings under this facility bore interest at prime rate plus .75% and were secured by all of the Company's assets. As of March 31, 1998, the total outstanding balance under this facility was $35,000. In May 1998, all outstanding borrowings under this facility, including accrued interest, were repaid in full and the line of credit terminated.

     The Falcon Acquisition purchase price of $3,500,000 included $1,000,000 in cash and a promissory note in the original principal amount of $1,250,000 (the "Artecon Note"). Subsequent to the issuance of the Artecon Note, Artecon California and Falcon amended the Artecon Note to decrease the principal amount due thereunder to $750,000. Concurrently with the Falcon Acquisition, Falcon transferred certain technology assets (the "Falcon Technology") to Founding Partners, a California general partnership ("Founding Partners"), in exchange for a promissory note in the principal amount of $1,750,000 (the "Founding Partners Note"). Dana Kammersgard, James Lambert and W.R. Sauey, each of whom is an executive officer and/or director of the Company, are the general partners of Founding Partners. Founding Partners is considered to be a Special Purpose Entity and, accordingly, has been consolidated with the Company for financial reporting purposes. The purchase price was allocated among the acquired assets to $10,232,000 for other assets acquired, $638,000 to goodwill and other intangible assets, $14,138,000 for liabilities assumed and to in-process research and development expenses of $3,700,000, which had no future alternative use, based on management assumptions. Under the terms of the Artecon Note, as adjusted, and the Founding Partners Note (collectively, the "Notes"), the Company and Founding Partners, respectively, are required to make monthly payments to Falcon of $15,935 and $37,182, respectively, through August 2002. Each of the Notes bears interest at the rate of 10% per annum. As of March 31, 1998, the approximate total amount of principal and interest outstanding under the Artecon Note was $680,000, and the total approximate amount of principal and interest outstanding under the Founding Partners Note was $1,588,000.

     In connection with the Falcon Acquisition and the transfer of the Falcon Technology, Artecon California and Founding Partners entered into a Technology License Agreement, dated August 21, 1997, pursuant to which Founding Partners granted to Artecon an exclusive, perpetual license of the Falcon Technology in exchange for monthly payments of $39,000 payable through August 2002.

     As of March 31, 1998, the Company's future commitments under its operating leases totaled approximately $3.9 million.

     Capital spending for FY 1997 and for FY 1998 was $260,000 and $668,000, respectively.

     The Company's sales and operating results have in the past fluctuated from quarter to quarter and may vary in the future depending on a number of factors, including: the size and timing of significant purchase orders; the timing of hardware shipments by third-party vendors necessary to recognize revenues; the Company's ability to continue to design, develop and market new products and services; market acceptance of new products; the Company's success in increasing its domestic and foreign sales force; the size and number of new accounts; technological changes in the storage systems market; the growth of the telecommunications and Internet/ intranet industry; reduction in demand for the Company's products as a result of new product introductions by competitors; levels of expenditure on research and development; the amount of additional capital needed by Artecon and the timing of such need; product quality problems; fluctuations in foreign currency exchange rates; and general economic trends and other factors. Sales and operating results for past periods are not necessarily indicative of future periods and a period-to-period comparison of its sales or results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance.

     Artecon's management believes that its cash resources from operations and amounts available under the Line of Credit are sufficient to meet its current capital commitments and operating requirements of its existing business for at least the next twelve months. However, there can be no assurance that the Company will not need to obtain additional capital before such time. The actual amount and timing of working capital and capital equipment expenditures that Artecon may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of resources from continued operations, the increase in manufacturing capabilities, the timing and extent of the introduction of new products and services, and growth in personnel and operations.

     Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. While it is difficult to quantify the total cost to the Company of Year 2000 compliance activities, the Company's best estimate of expenditures is between $100,000 and $250,000. However there can be no guarantee that Year 2000 issues will not have a material adverse impact on the Company's business, results of operations or financial conditions.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference from pages F-1 through F-36 of this Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of Artecon and their ages as of April 30, 1998, were as follows:

            NAME          AGE         POSITION
            ----          ---         --------

James L. Lambert.........  44    President, Chief Executive Officer and Director
Dana W. Kammersgard......  42    Secretary, Senior Vice President, Sales and
                                 Marketing
Tesfaye Hailemichael.....  48    Chief Financial Officer and Treasurer
Norman Farquhar..........  52    Director
William J. Filip.........  53    Director
Brian D. Fitzgerald......  53    Director
Dr. Chong Sup Park.......  50    Director
Jason C. Sauey...........  36    Director
W.R. Sauey...............  70    Chairman of the Board

     James L. Lambert, a founder of Artecon California, has served as President, Chief Executive Officer and director of the Company since March 1998 and, prior to such time, had served as President, Chief Executive Officer and a director of Artecon California since its inception in 1984. Prior to co-founding Artecon, from 1979 to 1984, Mr. Lambert served in various positions at CALMA, a division of General Electric Company, a publicly traded company, most recently, from 1981 to 1984, as Vice President of Research and Development. Mr. Lambert currently serves as a director of Snow Valley, Inc., a privately-held resort enterprise affiliated with the Nordic Group. Mr. Lambert holds a B.S. and an M.S. in Civil and Environmental Engineering from the University of Wisconsin, Madison.

     Dana W. Kammersgard, a founder of Artecon California, has served as the Company's Secretary and Senior Vice President, Sales and Marketing since March 1998. Mr. Kammersgard served as a director of Artecon California from its inception in 1984 and as its Vice President, Sales and Marketing from March 1997 until March 1998. Between 1984 and March 1997, served in various positions at Artecon California in engineering and customer support. Prior to co-founding Artecon California, Mr. Kammersgard was the Director of Software Development at CALMA, a division of General Electric Company, a publicly traded utility company. Mr. Kammersgard holds a B.A. in Chemistry from the University of California, San Diego.

     Tesfaye Hailemichael has served as Chief Financial Officer and Treasurer of the Company since March 1998,joined Artecon California in 1990 as its Corporate Controller, served as Artecon California's Vice President, Finance from 1992 until July 1997 and served as Chief Financial Officer of Artecon California from July 1997 until March 1998. Prior to joining Artecon, from 1987 to 1990, Mr. Hailemichael was Vice President and Chief Financial Officer of Omnitec Medical Corporation, a privately-held medical device company. Mr. Hailemichael is currently a member of the Institute of Management Accountants and the Chief Financial Officer Roundtable. Mr. Hailemichael holds a B.S. in Accounting from Bowie State College and a M.A. in Accounting from Catholic University of America.

     Norman R. Farquhar has served as a director of the Company since April 1998. Mr. Farquhar has served as Executive Vice President and Chief Financial Officer of DataWorks Corporation, a supplier of information systems to manufacturing companies ("DataWorks"), since February 1996 and as a director of DataWorks since August 1995. From April 1993 to December 1995, Mr. Farquhar served as Senior Vice President, Chief Financial Officer and Secretary of Wonderware Corporation, a manufacturer of software for the industrial automation industry. From December 1991 to April 1993, he was Vice President of Finance and Chief Financial Officer of MTI Technology Corporation, a developer of system-managed storage solutions. From November 1987 to December 1991, he was Senior Vice President and Chief Financial Officer of Amperif Corporation, a manufacturer of cache-based data storage subsystems. Mr. Farquhar is also a member of the Board of Directors of Alteer Corporation, a medical software company. Mr. Farquhar holds a B.S. from California State, Fullerton, and an MBA from California State, Long Beach.

     William J. Filip has served as director of the Company since April 1998. From 1966 to 1996 he held a variety of positions with IBM, including Assistant General Manager of the Personal Systems Group, IBM Director of Plans and Strategies and Vice President of Marketing. Most recently, he served as General Manager of IBM's RS/6000 Division where he was responsible for development, manufacturing and worldwide marketing for IBM's RS/6000 family of workstations, servers and supercomputers. Mr. Filip also served as a member of IBM's Worldwide Management Committee, a member of the board of directors of IBM Credit Corporation, and a member of the Conference Board Council of Strategy Planning Executives. Mr. Filip graduated from the University of Illinois with a Bachelors degree in Physics, and attended the Executive Program at the University of Virginia, Darden School.

     Brian D. Fitzgerald has served as a director of the Company since 1992 and was its Chairman of the Board from 1992 until March 1998. In 1982, Mr. Fitzgerald formed Capital Partners and Capital Partners I, L.P. and has since served as President of Capital Partners and a General Partner to Capital Partners I, L.P.

 Capital Partners acts as a diversified investment holding and operating company. Mr. Fitzgerald co-formed Capital Partners II, L.P. in 1990. Capital Partners I, Capital Partners II and related entities hold majority ownership positions and various officer and director positions in seven other businesses in diversified industries. From 1977 to 1982, Mr. Fitzgerald was a General Partner of Industrial Capital Group, a diversified investment holding and operating company, and from 1974 to 1977 served as strategic planning manager and corporate staff consultant at General Electric Company, a publicly traded company. Mr. Fitzgerald was formerly a director of Bryant Universal Roofing, Inc., a private corporation that filed for bankruptcy in 1996 under Chapter 11 of the U.S. Bankruptcy Code. Mr. Fitzgerald is also the Chairman of the Board of Security Capital Corporation, a public company, a position he has held since 1990, and is an officer and director of a number of privately-held companies. Mr. Fitzgerald holds an A.B. degree from Princeton University and an M.B.A. from the Harvard Graduate School of Business.

     Chong Sup Park has served as a director of the Company 1996. Since 1996, Dr. Park has also served as the President of Hyundai Electronics America, an electronics company and the Chairman of Maxtor Corporation, a disk drive manufacturer. Dr. Park was the President of Maxtor Corporation from 1995 to 1996, the President of Axil Computer Inc., a workstation manufacturing company, from 1993 to 1995, the Executive Vice President at Ernst & Young Consulting, Inc., a public accounting firm, from 1992 to 1993, and the Senior Vice President of Hyundai Electronics Company Limited from 1990 to 1992. Dr. Park holds a B.A. in Management from Yonsei University, an M.A. in Management from Seoul National University, an M.B.A. from the University of Chicago and a Doctorate in Management from Nova SouthEastern University.

     Jason C. Sauey has served as a director of the Company since March 1998 and, prior to such time, had served as a director of Artecon California since 1988. Since 1992, Jason Sauey has served as President of Flambeau Products Corporation and since 1994 has served as President of Flambeau Airmold Corporation, both privately-held plastics manufacturing companies affiliated with the Nordic Group. Jason Sauey holds a B.B.A. from the University of Wisconsin, Madison and an M.B.A. from the University of Chicago.

     W.R. Sauey, a founder of Artecon California, has served as Chairman of the Board of the Company since March 1998 and prior to such time, had served as Chairman of the Board of Artecon since its inception in 1984. From 1984 to 1997, Mr. Sauey also served as Treasurer of Artecon California. Mr. Sauey founded and serves as Chairman of the Board for a number of manufacturing companies in the Nordic Group of Companies, a group of privately-held independent companies for which Mr. Sauey is the principal shareholder (the "Nordic Group"). Mr. Sauey is a director of Work Recovery, Inc., a publicly traded workmen's compensation products manufacturer, is an advisory board member of Liberty Mutual Insurance Company, a publicly traded insurance company, and also serves as a Trustee to the State of Wisconsin Investment Board. Mr. Sauey holds an M.B.A. from the University of Chicago.

     Messrs. Farquhar and Filip are serving as Class I directors, whose term will expire at the first Annual Meeting following the Storage Dimensions Merger. Mr. Jason Sauey and Dr. Park are serving as Class II directors, whose term will expire at the second Annual Meeting following the Storage Dimensions Merger. Messrs. W.R. Sauey, Lambert and Fitzgerald are serving as Class III directors, whose term will expire at the third Annual Meeting following the Storage Dimensions Merger. Officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors or executive officers of the Company, except that W.R. Sauey, Chairman of the Board of Directors, is (i) the father-in-law of James Lambert, the President, Chief Executive Officer and a director and (ii) the father of Jason Sauey, a director.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

BOARD COMMITTEES

     The Company has an Audit Committee and a Compensation Committee. The Audit Committee consists of Messrs. Farquhar(Chairman), Fitzgerald and W.R. Sauey. The Audit Committee recommends to the Board of Directors the engagement of Artecon's independent accountants, reviews with such accountants the plan, scope and results of their examination of the consolidated financial statements and determines the independence of such accountants. The Compensation Committee consists of Dr. Park (Chairman), and Messrs. Filip and Jason Sauey. The Compensation Committee reviews and makes recommendations to the Board of Directors regarding all forms of compensation to be provided to the executive officers, directors and consultants to Artecon's and also administers Artecon's equity-based employee benefits plans.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table shows, for the fiscal years ended March 31, 1998 and 1997, compensation awarded or paid to, or earned by, (i) the individuals who served as the Company's Chief Executive Officer during the fiscal year ended March 31, 1998 (Messrs. Lambert and Eeg), (ii) the Company's other executive officers who were serving as executive officers as of March 31, 1998 and earned at least $100,000 during the fiscal year ended March 31, 1998, and (iii) two former executive officers (Messrs. Bylin and Bowles) who were not serving as executive officers as of March 31, 1998 (collectively, the "Named Executive Officers"):

                                                    Annual Compensation                      Compensation
                                                                                 Other         Securities       All Other
                                        Year                                     Annual        Underlying     Compensation
Name and Principal Position              (1)        Salary ($)     Bonus ($)   Compensation     Option (#)        ($)(2)
---------------------------              ---        ----------     ---------   ------------     ----------        ------

James L. Lambert                        1998          $138,462      $14,938    291,250  (3)         -         $   906
  President and Chief
  Executive Officer
                                        1997           103,708        6,959       -                 -             906
                                                                                                    -
Dana W. Kammersgard                     1998           124,139       27,782    145,625  (4)         -
  Vice President, Sales
  And Marketing
                                        1997           102,307       10,315       -                 -
                                                                                                    -
Tesfaye Hailemichael                    1998           127,426        2,308     62,154  (5)         -
  Vice President, and Chief
  Financial Officer
                                        1997            96,923        7,059     -                   -
                                                                                                    -
David A. Eeg                            1998           291,303       44,793                      100,000        8,923
  Former President and Chief
  Executive Officer
                                        1997           282,068       16,753                            -        8,315
                                                                                                       -
Robert E. Bylin                         1998           164,690       33,871                       50,000        4,961
  Former Vice President, Finance
  And Chief Financial Officer           1997           156,132       13,360                            -        3,872

                                                    Annual Compensation                        Compensation
                                                                                    Other         Securities       All Other
                                        Year                                       Annual        Underlying     Compensation
Name and Principal Position              (1)         Salary ($)    Bonus ($)     Compensation     Option (#)        ($)(2)
---------------------------              ---         ----------    ---------     ------------     ----------        ------


Gene E. Bowles, Jr.                     1998           242,662       34,818                      100,000        8,693
  Former Executive Vice President,
  Marketing and Customer Service        1997           220,237       13,615                            -        7,398


(1) Represents annual compensation for the fiscal years ended March 31, 1998 and 1997 for the Company's current executive officers (Messrs. Lambert, Hailemichael and Kammersgard) and for the calendar years ended December 31, 1997 and 1996 for the Company's former executive officers (Messrs. Eeg, Bylin and Bowles).
(2) Includes car allowance, life insurance, and long-term disability insurance for Messrs. Eeg, Bylin, and Bowles and term life insurance premium paid on behalf of Mr. Lambert.
(3) Represents the dollar value of shares of Artecon California common stock purchased pursuant to an option exercise, calculated by multiplying the difference between the fair market value of such stock on the date of grant ($1.20 per share) and the exercise price ($0.035 per share) by the number of shares of Artecon California common stock purchased (250,000 shares).
(4) Represents the dollar value of shares of Artecon California common stock purchased pursuant to an option exercise, calculated by multiplying the difference between the fair market value of such stock on the date of grant ($1.20 per share) and the exercise price ($0.035 per share) by the number of shares of Artecon California common stock purchased (125,000 shares).
(5) Represents (i) the dollar value of shares of Artecon California common stock issued in exchange for the surrender of stock participation rights previously granted, calculated by multiplying the difference between the fair market value of such stock on the date of issuance ($1.20 per share) and the purchase prices ($0.38 to $0.59 per share) by the number of shares of Artecon California common stock issued (55,000 shares), and (ii) $21,754 in payroll taxed paid by the Company.



Employment Agreements

     Between 1994 and 1997, Artecon California issued to Tesfaye Hailemichael, the Company's Chief Financial Officer and Treasurer, an aggregate of 55,000 Performance Appreciation Plan Participation Units ("PPUs") under Artecon's Participative Performance Appreciation Plan. On June 30, 1997, Mr. Hailemichael and Artecon entered into an agreement whereby each PPU held by Mr. Hailemichael was converted into one share of Common Stock of Artecon California. All of such shares were converted into Common Stock of the Company pursuant to the Merger.

     In connection with the Merger, the Company and each of David Eeg, the Company's former President and Chief Executive Officer, and Robert Bylin, the Company's former Chief Financial Officer, amended the employment agreements of such persons to provide certain severance benefits upon termination of their relationship with the Company.

     Under the terms of Mr. Eeg's employment agreement, as amended, upon termination of his status as a full time employee or consultant of the Company at either his option or the option of the Company, Mr. Eeg is entitled to receive severance payments equal to 66 weeks of his regular salary, which shall be paid over such period. In addition, Mr. Eeg's stock options granted under the Company's stock option plans were amended to provide that such options may be exercised for a period of two years from the date of termination of his status as a full-time employee or consultant of the Company. Mr. Eeg's status as a full-time employee or consultant of the Company terminated as of April 29, 1998. Subject to the terms of his employment agreement, as amended, Mr. Eeg will be paid an aggregate of approximately $356,000 in severance payments in equal bi-weekly installments over the 66 weeks following his termination date.

     Under the terms of Mr. Bylin's employment agreement, as amended, upon termination of his status as a full time employee or consultant of the Company at either his option or the option of the Company, Mr. Bylin is entitled to receive severance payments equal to 47 weeks of his regular salary, which shall be paid over such period. In addition, Mr. Bylin's stock options granted under the Company's stock option plans were amended to provide that such stock options may be exercised for a period of one year from the date of termination of his status as a full-time employee or consultant of the Company under certain circumstances. Mr. Bylin's status as a full-time employee or consultant of the Company terminated as of April 10, 1998. Subject to the terms of his employment agreement, as amended, Mr. Bylin will be paid an aggregate of approximately $145,000 in payments in equal bi-weekly installments over the 47 weeks following his termination date.

     In addition, pursuant to their respective employment agreements, as amended, Mr. Eeg and Mr. Bylin have agreed not to compete with the Company during the time severance payments are being made to them by the Company.

     Gene E. Bowles, Jr., the Company's former Executive Vice President, Marketing and Customer Service, terminated his employment with the Company in January 1998. Under the terms of his employment agreement, Mr. Bowles will be paid an aggregate of approximately $241,000 in severance payments in equal bi-weekly installments over the 52 weeks following his termination date.

Option Grants in Last Fiscal Year

     The Company grants options to its executive officers under its 1996 Stock Option Plan, as amended (the "1996 Plan").The current executive officers (Messrs. Lambert, Kammersgard, and Hailemichael) were not granted stock options during the fiscal year ended March 31, 1998. The following table sets forth for each of the former executive officers certain information concerning stock options granted during the year ended December 31, 1997.



                                                           Individual Grants
                                  -----------------------------------------------------------------------
                                                                                    Potential Realizable Value at
                                                                                         Assumed Annual Rates
                      Number of   Percent of Total                                  of Stock Price Appreciation
                     Underlying   Options Granted      Exercise                          for Option Term (3)
                       Options    To Employees in       Price          Expiration   -----------------------------
  Name               Granted (1)       1997            Per Share         Date             5%            10%
  ----               -----------       ----            ---------         ----             --            ---

David A. Eeg            100,000        9.9%           $   7.00          3/3/07      $  441,000      $1,113,000
Robert E. Bylin          50,000        4.9                7.00          3/3/07         220,500         556,500
Gene E. Bowles          100,000        9.9                7.00          3/3/07         441,000       1,113,000


(1) Options granted had a ten year term, and vested at the rate of 1/8 of the shares six months from the vesting start date and the balance monthly over the succeeding 42 months.

(2) Options are scheduled to expire according to Messrs. Eeg's and Bylin's employment agreements, as amended. Mr. Bowles options terminated prior to the expiration date upon termination of his employment.

(3) Calculated on the assumption that the market value of the underlying stock increases at the stated values, compounded annually. The total appreciation of the options over their ten-year terms at 5% and 10% is 63% and 159%, respectively.

Aggregated Option Exercises in  Last Fiscal Year and Year-End Option Values

     The following table sets forth for each of the Company's named executive officers certain information concerning options exercised during 1998 and the number of shares subject to both exercisable and unexercisable stock options as of March 31, 1998. The following table also sets forth the value of unexercised "in-the-money" options held at March 31, 1998.

                                                                             Number of
                          Number of         Value Realized (2)          Securities Underlying             Value of Unexercised
                            Shares          (Market Price at           Unexercised Options at            in-the-money options at
                          Acquired on         Exercise Less                March 31, 1998                  March 31, 1998 (1)
        Name               Exercise          Exercise Price)         Exercisable  Unexercisable.       Exercisable  Unexercisable.
        ----               --------          ---------------         -----------  --------------       -----------  --------------

David A. Eeg                  -            $          -                 162,500             -          $   221,875   $        -
Gene E. Bowles, Jr.        62,500                  229,688                  -               -                 -               -
Robert E. Bylin               -                       -                  60,157             -               36,057            -

(1) Calculated by determining the difference between the fair market value of the securities underlying the option at March 31, 1998 and the exercise of such person's option.

(2) The value realized represents the estimated value of shares of the Company's Common Stock determined as of the date of exercise by reference to the market value of the Company's Common Stock, less the option exercise price.

     Employee Stock Plans

     1993 Stock Option Plan

     The 1993 Stock Option Plan (the "1993 Plan") provides for the grant of 555,555 shares of Common Stock by officers, employees, consultants and directors of Artecon. The Board of Directors is responsible for administration of the 1993 Plan and determines the term of each option, option exercise price, number of shares for which each option is granted, and the rate at which each option is exercisable. Option granted under the 1993 Plan generally vest over a four-year period. Upon completion of the Merger, all the outstanding options granted under the 1993 Plan became fully vested and exercisable.

     1996 Stock Option Plan

     The 1996 Plan provides for granting to employees, including officers, directors, and consultants, of non-statutory stock options. A total of 3,000,000 shares of Common Stock are currently reserved for issuance pursuant to the 1996 Plan. As of March 31, 1998, options to purchase 774,646 shares of Common Stock were outstanding under the 1996 Plan and 2,225,354 shares of Common Stock remained available for issuance under the 1996 Plan. In April 1998, Artecon granted options to purchase 1,471,500 shares at exercise prices ranging from $3.38 to $3.75. Additionally , 217,500 options with exercise prices ranging from $5.13 to $7.00 were cancelled and re-granted at $3.375 per share.

     1996 Employee Stock Purchase Plan

     The 1996 Employee Stock Purchase Plan (the "Purchase Plan") provides for the opportunity to purchase Common Stock of the Company through accumulated payroll deductions. A total of 400,000 shares of Common Stock are currently reserved for issuance under the Purchase Plan. As of March 31, 1998, 131,545 shares of Common Stock had been purchased under the Purchase Plan and 268,455 shares remained available for purchase under the Purchase Plan.

     401(k) Plan

     Artecon has a savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan allows eligible employees to contribute up to 15 percent of their compensation on a pre-tax basis up to the statutorily prescribed annual limit ($10,000 in 1998). The Company matches 50 percent of the employee's contribution up to a specified limit. Such matching contributions vest incrementally over 5 years.

DIRECTOR COMPENSATION

     Prior to the Storage Dimensions Merger, non-employee directors of Artecon California(Messrs. Jason Sauey and W.R. Sauey) received an annual fee of $1,350 each for attending board meetings for the year ended March 31, 1998. In addition, during the fiscal year ended March 31, 1998, Artecon California granted to Mr. Jason Sauey, as compensation for his services as a director of Artecon California, an option to purchase 50,000 shares of Artecon California common stock at an exercise price of $0.035 per share, which Mr. Sauey exercised during such fiscal year. During the fiscal year ended March 31, 1998, Mr. W.R. Sauey received a bonus of $14,938 as compensation for his services as Chairman of the Board. Prior to the Storage Dimensions Merger, the non-employee directors of Storage Dimensions each received an annual fee of $16,000 plus $1,000 for each board meeting attended in person for their services as directors.

     Effective April 1998, each non-employee member of the Board of Directors of the Company receives an annual fee of $10,000 plus $2,000 for each Board meeting attended in person for their services as directors. The 1996 Plan provides that options may be granted to non-employee directors. See "Employee Stock Plans - 1996 Stock Option Plan. " In April 1998, each non-employee director received an initial grant of options to purchase 50,000 shares of Common Stock at an exercise price of $3.75 per share. Concurrently with such grant, Mr. Fitzgerald and Dr. Park surrendered for cancellation certain non-employee director stock options granted to them prior to the Storage Dimensions Merger.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the Company's Common Stock as of May 15,1998 by: (i) each person or entity who is known by the Company to beneficially own five percent or more of the outstanding shares of Common Stock;(ii) each director of the Company;(iii) the Named Executive Officers; and (iv) all directors and executive officers of the Company as a group.

                                 Shares of
                                   Stock         Percent of   Preferred Stock  Percent Of Preferred
                                Beneficially    Common Stock    Beneficially       Stock Owned
Name and address                   Owned (1)      Owned (2)       Owned (1)            (2)
----------------                   ---------     ---------       ---------            ---

5% Stockholders
Capital Partners Group.......    2,900,623(5)      13.5%             --                --
Maxtor Corporation ..........    1,600,000          7.5%             --                --

Officers & Directors
W.R. Sauey...................    5,282,884(3)      24.7%         2,494,159(4)         100%
James L. Lambert.............    3,492,847(6)      16.3%             --                --
Dana W. Kammersgard..........    1,381,837(7)       6.4%             --                --
Tesfaye Hailemichael.........      174,838          *                --                --
David A. Eeg.................      301,982(8)       1.4%             --                --
Gene E. Bowles...............      139,482          *                --                --
Robert E. Bylin..............      131,638(9)       *                --                --
Jason C. Sauey...............      360,604          1.7%             --                --
Dr. Chong Sup Park...........    1,600,000(10)      7.5%             --                --
Brian D. Fitzgerald..........    2,900,623(5)      13.5%             --                --
Norman R. Farquhar...........        --             *                --                --
William J. Filip.............       15,000          *                --                --
All executive officers and
directors as a group
(9 persons)(11)..............   15,208,633         71.0%         2,494,159            100%


---------------
  *  Represents beneficial ownership of less than 1%.

(1) This table is based upon information supplied by executive officers, directors, principal stockholders and the Company's transfer agent. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes generally sole voting and investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the Company believes that the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock and Preferred Stock shown as beneficially owned by them.

(2) Percentage of beneficial ownership is based on 21,416,323 shares of Common Stock outstanding as of May 15, 1998. Preferred Stock is based on 2,494,159 shares of Series A Preferred Stock outstanding as of May 15, 1998.

(3)  Includes (i) 891,151 shares of Common Stock held by Flambeau
     Corp.,(ii)235,507 shares of Common Stock held by Flambeau Products Corp.,
     (iii) 38,333 shares of Common Stock held by Seats, Inc. and (iv) 1,038,103 shares of Common Stock held by the W.R. & Floy A. Sauey

     Grandparents Trust established for the benefit of certain grandchildren of W.R. Sauey. Mr. Sauey is Chairman of the Board and the principal shareholder in each of Flambeau Corp., Flambeau Products Corp. and Seats, Inc. (collectively, the "Sauey Affiliates"). Mr. Sauey disclaims beneficial ownership of all the above-listed shares, except to the extent of his pecuniary or pro rata interest in such shares.

(4) Includes (i) 1,038,604 shares of Series A Preferred Stock held by Flambeau Corp., (ii) 1,038,604 shares of Series A Preferred Stock held by Flambeau Products Corp. and (iii) 169,074 shares of Series A Preferred Stock held by Seats, Inc. Mr. Sauey disclaims beneficial ownership of all the above-listed shares, except to the extent of his pecuniary or pro rata interest in such shares.

(5) Represents 1,676,440 shares held by CP Acquisition, L.P. No. 4A, 926,790 shares held by CP Acquisition, L.P. No. 4B, 3,612 shares held by Capital Partners, Inc., and 293,781 shares held by FGS, Inc. The following affiliated entities are included in "Capital Partners Group"; (a) CP Acquisition, L.P. No. 4A, a Delaware limited partnership; (b) CP Acquisition, L.P. No. 4B, a Delaware limited partnership; (c) Capital Partners, Inc., a Connecticut corporation, of which Brian D. Fitzgerald is the sole stockholder, an officer and a director, and (d) FGS, Inc., a Delaware corporation, of which Mr. Fitzgerald is the controlling stockholder, an officer and a director. Mr. Fitzgerald may be deemed to beneficially own the shares held by the entities comprising the Capital Partners Group.

(6) Includes 546 shares of Common Stock held by Lisa Kammersgard, the spouse of Mr. Kammersgard.

(7) Includes 316,894 shares of Common Stock held by Pamela Lambert, the spouse of Mr. Lambert, and 166 shares of Common Stock held by Mr. Lambert'S daughter.

(8) Includes options to purchase 162,500 shares of Common Stock exercisable at or within 60 days of May 15, 1998.

(9) Includes options to purchase 60,157 shares of Common Stock exercisable at or within 60 days of May 15, 1998.

(10) Represents shares held by Maxtor Corporation. Dr. Park is President of Hyundai Electronics America, the parent of Maxtor Corporation, and Chairman of the Board of Maxtor Corporation.

(11) Includes 2,203,094 shares of Common Stock held by the Sauey Affiliates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Falcon Acquisition purchase price of $3,500,000 included $1,000,000 in cash and a promissory note in the original principal amount of $1,250,000 (the "Artecon Note"). Subsequent to the issuance of the Artecon Note, Artecon California and Falcon amended the Artecon Note to decrease the principal amount due thereunder to $750,000. Concurrently with the Falcon Acquisition, Falcon transferred the Falcon Technology to Founding Partners, a California general partnership ("Founding Partners"), in exchange for a promissory note in the principal amount of $1,750,000 (the "Founding Partners Note"). Dana Kammersgard, James Lambert and W.R. Sauey, each of whom is an executive officer and/or director of the Company, are the general partners of Founding Partners. Founding Partners is considered to be a Special Purpose Entity and, accordingly, has been consolidated with the Company for financial reporting purposes. The purchase price was allocated among the acquired assets to $10,232,000 for other assets acquired, $638,000 to goodwill and other intangible assets, $14,138,000 for liabilities assumed and to in-process research and development expenses of $3,700,000, which had no future alternative use, based on management assumptions. Under the terms of the Artecon Note, as adjusted, and the Founding Partners Note (collectively, the

"Notes"), the Company and Founding Partners, respectively, are required to make monthly payments to Falcon of $15,935 and $37,182, respectively, through August 2002. Each of the Notes bears interest at the rate of 10% per annum. As of March 31, 1998, the approximate total amount of principal and interest outstanding under the Artecon Note was $680,000, and the total approximate amount of principal and interest outstanding under the Founding Partners Note was $1,588,000.

     In connection with the Falcon Acquisition and the transfer of the Falcon Technology, Artecon California and Founding Partners entered into a Technology License Agreement, dated August 21, 1997, pursuant to which Founding Partners granted to Artecon California an exclusive, perpetual license of the Falcon Technology in exchange for monthly payments of $39,000 payable through August 2002.

     On December 27, 1997, Founding Partners and Artecon California amended the Technology License Agreement to provide for, among other things, the transfer of the Falcon Technology from Founding Partners to Artecon California upon the satisfaction in full of Founding Partners' obligations under the Founding Partners Note.

     Pursuant to certain commitments between Artecon and the Nordic Group, in which W.R. Sauey holds a controlling interest, Artecon was obligated to pay fees to the Nordic Group for certain software maintenance services provided by and overhead costs incurred by the Nordic Group. Such fees totaled approximately $9,000 to $11,000 per month and represented Artecon's portion of overhead costs paid by the Nordic Group on its behalf. Such payments terminated effective upon the closing of the Merger. In addition, the Company leases certain real property from W.R. Sauey at a monthly rental fee of approximately $1,125 under a month-to-month lease between the parties.

     Since January 1997, Artecon California made a series of short-term loans to Flambeau Corp., a company in which W.R. Sauey is the principal shareholder, in the aggregate principal amount of $6,145,000. Such loans were made pursuant to the terms of a promissory note dated January 16, 1997 which bore interest at a rate of 7.25% per annum and which was due and payable on demand. The aggregate principal amount (including $14,506 in total interest payments) was paid in full by Flambeau Corp. in August 1997.

     Between 1994 and 1997, Artecon California issued to Tesfaye Hailemichael, the Company's Chief Financial Officer and Treasurer, an aggregate of 55,000 Performance Appreciation Plan Participation Units ("PPUs") under Artecon's Participative Performance Appreciation Plan. On June 30, 1997, Mr. Hailemichael and Artecon entered into an agreement whereby each PPU held by Mr. Hailemichael was converted into one share of Common Stock of Artecon California. All of such shares were converted into Common Stock of the Company pursuant to the Merger.

     During the fiscal years ended March 31, 1996, 1997, 1998, Artecon California made payments to certain entities affiliated with W.R. Sauey (the "Nordic Group Companies") of approximately $98,000, $85,000, and $130,000, respectively, for the purchase of certain products and services from the Nordic Group Companies. In addition, during the fiscal years ended March 31, 1996, 1997 and 1998, the company received payments for the sale of certain products and services from certain of the Nordic Group Companies of approximately $162,000, $74,000, and $125,000, respectively. As of March 31, 1998, the Company had accounts receivable from certain Nordic Group Companies of approximately $3,000 and accounts payable of zero.

     Since March 31, 1994, Artecon California made payments to W.R. Sauey and certain of his affiliates in the aggregate amount of $585,700 in connection with the repurchase of shares of Preferred and Preferred B of Artecon pursuant to an Agreement for Repurchase of Preferred Shares of Stock dated December 22, 1994 among Artecon California, Flambeau Corp., Flambeau Products Corp., Seats, Inc.

and W.R. Sauey (the "Artecon Repurchase Agreement"). On December 23, 1997 the parties to the Artecon Repurchase Agreement amended such agreement to provide for its termination upon consummation of the Storage Dimensions Merger.

     In connection with the Storage Dimensions Merger, Capital Partners entered into a standstill agreement with the Company pursuant to which it agreed not to purchase additional shares of the Company's Common Stock, with certain exceptions, until the earlier of five years from the closing of the Merger or such time as Capital Partners no longer holds 5% of the outstanding Common Stock of the Company. . Mr. Fitzgerald, a director of the Company, is also an officer of Capital Partners.

     In connection with the Storage Dimensions Merger, the Company and each of David Eeg, the Company's former President and Chief Executive Officer, and Robert Bylin, the Company's former Chief Financial Officer , amended the employment agreements of such persons to provide certain severance benefits upon termination of their relationship with the Company.

     Under the terms of Mr. Eeg's employment agreement, as amended, upon termination of his status as a full time employee or consultant of the Company at either his option or the option of the Company, Mr. Eeg is entitled to receive severance payments equal to 66 weeks of his regular salary, which shall be paid over such period. In addition, Mr. Eeg's stock options granted under the Company's stock option plans were amended to provide that such options may be exercised for a period of two years from the date of termination of his status as a full-time employee or consultant of the Company. Mr. Eeg's status as a full-time employee or consultant of the Company terminated as of April 29, 1998. Subject to the terms of his employment agreement, as amended, Mr. Eeg will be paid an aggregate of approximately $356,000 in severance payments in equal bi-weekly installments over the 66 weeks following his termination date.

     Under the terms of Mr. Bylin's employment agreement, as amended, upon termination of his status as a full time employee or consultant of the Company at either his option or the option of the Company, Mr. Bylin is entitled to receive severance payments equal to 47 weeks of his regular salary, which shall be paid over such period. In addition, Mr. Bylin's stock options granted under the Company's stock option plans were amended to provide that such stock options may be exercised for a period of one year from the date of termination of his status as a full-time employee or consultant of the Company under certain circumstances. Mr. Bylin's status as a full-time employee or consultant of the Company terminated as of April 10, 1998. Subject to the terms of his employment agreement, as amended, Mr. Bylin will be paid an aggregate of approximately $145,000 in severance payments in equal bi-weekly installments over the 47 weeks following his termination date.

     In addition, pursuant to their respective employment agreements, as amended, Mr. Eeg and Mr. Bylin have agreed not to compete with the Company during the time severance payments are being made to them by the Company.

     Gene E. Bowles, Jr., the Company's former Executive Vice President, Marketing and Customer Service, terminated his employment with the Company in January 1998. Under the terms of his employment agreement, Mr. Bowles will be paid an aggregate of approximately $241,000 in severance payments in equal bi-weekly installments over the 52 weeks following his termination date.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     For financial reporting purposes, the Storage Dimensions Merger was accounted for as an acquisition of Storage Dimensions by Artecon California, and, as such, the historical financial results of the Company included in this Annual Report are those of Artecon California.

a) DOCUMENTS FILED WITH REPORT

     (1). FINANCIAL STATEMENTS

          The consolidated balance sheets for the years ended March 31, 1998 and 1997, and the consolidated statements of operations, statements of shareholders' equity and cash flows for each of the two years ended March 31, 1998 and March 29, 1997, together with the notes thereto.

          The consolidated balance sheets for the years ended March 30, 1996 and March 25, 1995, and the consolidated statements of operations, statements of shareholders' equity (deficit) and cash flows for each of the two years ended March 30, 1996 and March 25, 1995, together with the notes thereto.

     (2). FINANCIAL DATA SCHEDULES

          See Exhibit 27.1 below

     (3). EXHIBITS


EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT

2.1       Agreement and Plan of Merger and Reorganization by and among the Registrant, Storage Acquisition Corp. and Artecon,
          Inc., dated as of December 22, 1997. (1)(3)
3.1       Second Amended and Restated Certificate of Incorporation of Registrant. (2)
3.2       Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.
3.3       Bylaws of Registrant. (5)
4.1       Form of Registrant's Common Stock Certificate. (5)
4.2       Form of Registrant's Series A Preferred Stock Certificate. (4)
10.1      Form of Voting Agreement, dated December 22, 1997, between Registrant and the shareholders of Artecon California, a
          California corporation formerly known as Artecon, Inc. ("Artecon California"), as named therein. (3)
10.2      Form of Voting Agreement, dated December 22, 1997, between Artecon California and the stockholders of the Registrant as named therein. (3)
10.3      Form of Indemnification Agreement entered into between the Registrant and its directors and officers. (2)
10.4      Registrant's 1996 Stock Option Plan, as amended. (5)(6)
10.5      Registrant's 1996 Employee Stock Purchase Plan, as amended. (5)(6)
10.6      Stockholders Agreement, dated December 26, 1992, among the Registrant, Gene E. Bowles, Jr., David A. Eeg, CP
          Acquisition, L.P. No. 4A, CP Acquisition, L.P. No. 4B, Capital Partners, Inc., FGS, Inc., Maxtor Corporation and
          certain other management investors. (2)
10.7      Lease, dated October 8, 1993, between the Registrant and Callahan-Pentz Properties, McCarthy Four. (2)
10.8      First Amendment to Lease, dated June 28, 1995, between the Registrant and Callahan-Pentz Properties, McCarthy Four. (2)
10.9      Credit Agreement, Revolving Credit Note, Security Agreements, Guaranty of Payment, Patent Security Agreement and
          Trademark Security Agreement, each dated May 15, 1998, among the
          Registrant, LaSalle National Bank and the other parties named therein. (1)
10.10     Lease, dated July 9, 1993, as amended, between Artecon, Inc. and Vector Associates.
10.11     Asset Purchase Agreement, dated August 21, 1997, among Artecon California, Falcon Systems, Inc. and Craig Caudill.
10.12     Technology Purchase Agreement, dated August 21, 1997, among Founding Partners, Falcon Systems, Inc. and Craig Caudill.
10.13     Promissory Note, dated August 21, 1997, issued by Artecon California to Falcon Systems, Inc.
10.14     Promissory Note, dated August 21, 1997, issued by Founding Partners to Falcon Systems, Inc.
10.15     Technology License Agreement, dated August 21, 1997, between Artecon California and Founding Partners.
10.16     Amendment to Technology License Agreement, dated December 22, 1997, between Artecon California and Founding Partners.
10.17     Form of employment agreement between the Registrant and certain employees. (2)(6)
10.18     Amendment No. 1 to the Employment Agreement, dated March 9, 1998, between the Registrant and David A. Eeg. (6)


EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT


10.19     Amendment No. 1 to the Employment Agreement, dated March 9, 1998, between the Registrant and Robert Bylin. (6)
10.20     Standstill Agreement, dated December 22, 1997, between Artecon California and certain stockholders of the Registrant as named therein. (4)
11        Statement re computation of per share earnings.
21        Subsidiaries of Registrant.
23.1      Consent of Deloitte & Touche LLP.
23.2      Consent of Ernst & Young LLP.
24        Power of Attorney.  Reference is made to page II-44.
27        Financial Data Schedule.

---------------

     (1) Schedules omitted pursuant to Regulation S-K, Item 601(b)(2) of the Commission. Registrant undertakes to furnish such schedules to the Commission supplementally upon request.

     (2) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-20045), as amended, and incorporated herein by reference.

     (3) Filed as an exhibit to the Schedule 13D filed by Artecon California, a California corporation (formerly known as Artecon, Inc.) on December 29, 1997, and incorporated herein by reference.

     (4) Filed as an exhibit to Registrant's Registration Statement on Form S-4 (No. 333-47593) and incorporated herein by reference.

     (5) Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-56281) and incorporated herein by reference.

     (6) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

(b) Reports on Form 8-K

     On March 30, 1998, the Company filed a Current Report on Form 8-K dated March 13, 1998 reporting under Item 5 ("Change in Fiscal Year") that the Company's fiscal year end had been changed from December 28 to March 31.

     On April 7, 1998, the Company filed a Current Report on Form 8-K dated March 31, 1998 reporting under Item 2 ("Acquisition or Disposition of Assets") that the Company had completed its merger with Artecon California, pursuant to an Agreement and Plan of Merger and Reorganization, dated December 22, 1997, and under Item 4 ("Change in Registrant's Certifying Accountant") the change in the Company's independent public accountants from Price Waterhouse LLP to Deloitte & Touche LLP.


(c) See response to Item 14(a)(3) above.


(d) See response to Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARTECON, INC.

                                          By: /s/ JAMES L. LAMBERT
                                              ----------------------------------
                                              James L. Lambert
                                              President

                                          Date: June 29, 1998


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James L. Lambert and Tesfaye Hailemichael, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Registration Statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURES                             TITLE                                 DATE
----------                             -----                                 ----


/s/ JAMES L. LAMBERT      President and Chief Executive Officer          June 29, 1998
------------------------- and Director(Principal Executive Officer)
    JAMES L. LAMBERT

/s/ TESFAYE HAILEMICHAEL  Chief Financial Officer and Treasurer          June 29, 1998
------------------------- (Principal Financial and
    TESFAYE HAILEMICHAEL   Accounting Officer)


/s/ W.R. SAUEY            Chairman of the Board of Directors             June 29, 1998
-------------------------
    W.R. SAUEY

/s/ NORMAN R. FARQUHAR    Director                                       June 29, 1998
-------------------------
    NORMAN R. FARQUHAR

/s/ WILLIAM J. FILIP      Director                                       June 29, 1998
-------------------------
    WILLIAM J. FILIP

/s/ BRIAN D. FITZGERALD   Director                                       June 29, 1998
-------------------------
    BRIAN D. FITZGERALD


/s/ DR. CHONG SUP PARK    Director                                       June 29, 1998
-------------------------
    DR. CHONG SUP PARK

/s/ JASON C. SAUEY        Director                                       June 29, 1998
------------------
    JASON C. SAUEY

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                                  Artecon, Inc.

                                                                           Page
                                                                           ----

Independent Auditors' Report................................................F-2
Consolidated Balance Sheets as of March 31, 1998 and
March 29, 1997..............................................................F-3
Consolidated Statement of Operations for the two years
Ended March 31, 1998........................................................F-5
Consolidated Statement of Shareholders' Equity for the
two years ended March 31, 1998..............................................F-6
Consolidated Statement of Cash Flows for the two years
ended March 31, 1998........................................................F-7
Notes to Consolidated Financial Statements..................................F-10
Report of Independent Auditors..............................................F-27
Consolidated Balance Sheets as of March 30, 1996 and
March 25, 1995..............................................................F-28
Consolidated Statements of Income for the two years ended
March 30, 1996..............................................................F-29
Consolidated Statements of Stockholders' Equity (Deficit)
for the two years ended March 30, 1996......................................F-30
Consolidated Statements of Cash Flows for the two years ended
March 30, 1996..............................................................F-31
Notes to Consolidated Financial Statements..................................F-32
Independent Auditor's Report on Schedule....................................S-1
Schedule II - Valuation and Qualifying Accounts.............................S-2

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Artecon, Inc.


We have audited the accompanying consolidated balance sheets of Artecon, Inc. and its subsidiaries (the Company) as of March 31, 1998 and March 29, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Artecon, Inc. and its subsidiaries at March 31, 1998 and March 29, 1997 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                        /s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Costa Mesa, California
May 15, 1998

                                 ARTECON, INC.
                          CONSOLIDATED BALANCE SHEETS
                    AS OF MARCH 31, 1998 AND MARCH 29, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         MARCH 31,      MARCH 29,
                                                                            1998           1997
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                $  7,992       $    746
Accounts receivable, less allowance for doubtful accounts and sales
  returns of $801 at March 31, 1998 and $170 at March 29, 1997             18,415          5,895
Inventories, net                                                           12,354          6,372
Deferred income taxes                                                       3,510             48
Prepaid expenses and other                                                  1,654            749
                                                                         --------       --------

    Total current assets                                                   43,925         13,810

PROPERTY AND EQUIPMENT:
Machinery and equipment                                                     4,474          1,538
Tooling molds                                                               1,158            912
Furniture and fixtures                                                        105             77
Computer software                                                             347             54
                                                                         --------       --------

                                                                            6,084          2,581
Less accumulated depreciation                                              (2,358)        (1,558)
                                                                         --------       --------

    Property and equipment, net                                             3,726          1,023

OTHER ASSETS                                                                  133              4

GOODWILL, net                                                               4,668

OTHER INTANGIBLE ASSETS, net                                                3,291

DEFERRED INCOME TAXES                                                       1,602            357
                                                                         --------       --------

                                                                         $ 57,345       $ 15,194
                                                                         ========       ========


See accompanying notes to consolidated financial statements.

                                 ARTECON, INC.
                          CONSOLIDATED BALANCE SHEETS
                    AS OF MARCH 31, 1998 AND MARCH 29, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    MARCH 31,       MARCH 29,
                                                                                       1998            1997

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                      $ 14,161       $  5,243
Accrued compensation                                                                     2,431            371
Accrued merger liabilities                                                               5,406
Other accrued liabilities                                                                4,317          1,132
Income taxes payable                                                                                      138
Short-term borrowings                                                                       35
Current portion of long-term debt                                                          756            116
                                                                                      --------       --------

    Total current liabilities                                                           27,106          7,000

LONG-TERM LIABILITIES                                                                       13            104

BORROWINGS UNDER LINES OF CREDIT                                                         7,899          2,732

LONG-TERM DEBT                                                                           2,585            189

MINORITY INTEREST                                                                           63             72

COMMITMENTS (Note 12)

SHAREHOLDERS' EQUITY:
Convertible preferred A shares, $.005 par value, 10,000 shares authorized, 2,494 shares issued and outstanding at March 31, 1998; liquidation preference of $4,988
  at March 31, 1998                                                                         12
Convertible preferred shares, no par value; 10,000 shares authorized; 1,112 shares issued and outstanding at March 29, 1997; liquidation preference of $22
  at March 29, 1997                                                                                     2,219
Convertible preferred B shares, no par value; 10,000 shares authorized; 1,405 shares issued and outstanding at March 29, 1997; liquidation preference of $28
  at March 29, 1997                                                                                     2,810
Common shares, $.005 par value at March 31, 1998, no par value at March 29, 1997;
  40,000 shares authorized; 21,387 and 5,193 shares issued and outstanding at
  March 31, 1998 and March 29, 1997, respectively                                          107            601
Additional paid-in capital                                                              39,148
Foreign currency translation adjustment                                                    (97)          (330)
Accumulated deficit                                                                    (19,491)          (203)
                                                                                      --------       --------

    Total shareholders' equity                                                          19,679          5,097
                                                                                      --------       --------

                                                                                      $ 57,345       $ 15,194
                                                                                      ========       ========


See accompanying notes to consolidated financial statements.

                                 ARTECON, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 29, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         MARCH 31,     MARCH 29,
                                                           1998          1997
NET REVENUES                                            $ 66,340       $ 55,317

COST OF SALES                                             52,120         42,782
                                                        --------       --------

GROSS MARGIN                                              14,220         12,535

OPERATING EXPENSES:
Selling, general and administrative                       13,928          8,990
Research and development                                   3,102          2,317
Acquired in-process research and development costs        18,200
                                                        --------       --------

    Total operating expenses                              35,230         11,307
                                                        --------       --------

OPERATING INCOME (LOSS)                                  (21,010)         1,228

OTHER EXPENSE:
Other (expense) income, net                                 (124)           (10)
(Loss) gain on foreign currency transactions, net           (141)            45
Interest, net                                               (820)          (282)
                                                        --------       --------

    Total other expense                                   (1,085)          (247)
                                                        --------       --------

(LOSS) INCOME BEFORE INCOME TAX PROVISION                (22,095)           981

INCOME TAX (BENEFIT) PROVISION                            (2,807)           340
                                                        --------       --------

NET (LOSS) INCOME                                       $(19,288)      $    641
                                                        ========       ========

BASIC NET (LOSS) INCOME PER SHARE                       $  (3.30)      $   0.12
                                                        ========       ========

WEIGHTED AVERAGE SHARES USED TO CALCULATE
  BASIC NET INCOME (LOSS) PER SHARE                        5,841          5,202
                                                        ========       ========

DILUTED NET (LOSS) INCOME PER SHARE                     $  (3.30)      $   0.08
                                                        ========       ========

WEIGHTED AVERAGE SHARES USED TO CALCULATE
  DILUTED NET INCOME (LOSS) PER SHARE                      5,841          8,410
                                                        ========       ========

See accompanying notes to consolidated financial statements.

                                 ARTECON, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 29, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         CONVERTIBLE                 CONVERTIBLE                     CONVERTIBLE
                                                       PREFERRED SHARES           PREFERRED B SHARES             PREFERRED A SHARES
                                                    ---------------------        --------------------           -------------------
                                                    SHARES         AMOUNT        SHARES         AMOUNT          SHARES       AMOUNT
                                                    ------         ------        ------         ------          ------       ------

BALANCE, March 30, 1996                             1,212         $2,419          1,405         $2,810            --          $--

Repurchase of common and preferred shares            (100)          (200)

Foreign currency translation adjustment

Net income
                                                    ------         ------        ------         ------          ------       ------
BALANCE, March 29, 1997                             1,112          2,219          1,405          2,810

Issuance of common shares                                            (57)                          (68)

Conversion of preferred shares to common shares       (23)           (46)

Conversion of convertible preferred and
  preferred B shares to convertible
  preferred A shares                               (1,089)        (2,116)        (1,405)        (2,742)         2,494             12

Assumed issuance of common stock in connection with acquisition

Foreign currency translation adjustment
                                                    ------         ------        ------         ------          ------       ------
Net loss

BALANCE, March 31, 1998                                --       $     --             --       $     --          2,494       $     12
                                                 ========       ========       ========       ========       ========       ========

                                                                                           FOREIGN
                                                    COMMON SHARES                          CURRENCY                      TOTAL
                                                ---------------------       PAID-IN      TRANSLATION    ACCUMULATED    SHAREHOLDERS'
                                                SHARES         AMOUNT       CAPITAL       ADJUSTMENT      DEFICIT         EQUITY
                                                ------        -------       -------       ----------      -------         ------


BALANCE, March 30, 1996                         5,210           $601                        $(312)         $(798)         $4,720

Repurchase of common and preferred shares         (17)                                                        (46)          (246)

Foreign currency translation adjustment                                                        (18)                          (18)

Net income                                                                                                    641            641
                                                ------        -------       -------       ----------      -------         ------

BALANCE, March 29, 1997                         5,193            601                          (330)          (203)         5,097

Issuance of common shares                         851            817                                                         692

Conversion of preferred shares to common
  shares                                           29             46

Conversion of convertible preferred and
  preferred B shares to convertible
  preferred A shares                                                          4,846

Assumed issuance of common stock
  in connection with acquisition               15,314         (1,357)        34,302                                       32,945

Foreign currency translation adjustment                                                        233                           233

Net loss                                                                                                  (19,288)       (19,288)
                                                ------        -------       -------       ----------      -------         ------

BALANCE, March 31, 1998                        21,387       $    107       $ 39,148       $    (97)      $(19,491)      $ 19,679
                                             ========       ========       ========       ========       ========       ========

See accompanying notes to consolidated financial statements.

                                 ARTECON, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 29, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    MARCH 31,       MARCH 29,
                                                                                      1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                   $(19,288)      $    641
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities, net of effects of acquisition:
  Depreciation and amortization                                                        1,001            664
  Loss on asset disposal                                                                   8
  Compensation expense related to stock issuances                                        699
  Acquired in-process research and development costs                                  18,200
  Provision for doubtful accounts and sales returns                                      271             10
  Deferred income taxes                                                               (2,868)           (18)
  Loss on termination of subsidiary operations                                                           32
  Minority interest                                                                       (9)           (18)
  Changes in operating assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                                  258            226
    Inventories                                                                        3,276           (980)
    Prepaid expenses and other assets                                                   (580)          (175)
    Accounts payable                                                                       4            240
    Accrued compensation                                                                 406           (327)
    Accrued merger liabilities                                                        (1,175)
    Other accrued liabilities                                                            132            374
    Income taxes payable                                                                (138)           105
    Long-term liabilities                                                                (91)           (13)
                                                                                    --------       --------

      Net cash provided by operating activities                                           51            761

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                     (668)          (260)
Proceeds from sale of assets                                                              21
Cash received for acquisitions, net of cash paid                                       7,351
                                                                                    --------       --------

      Net cash provided by (used in) investing activities                              6,704           (260)

See accompanying notes to consolidated financial statements.

                                 ARTECON, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 29, 1997
                                  (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  MARCH 31,       MARCH 29,
                                                                                     1998           1997

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings                                                      $ 24,988       $ 23,116
Payments on bank borrowings                                                         (24,802)       (23,381)
Note payable to related party                                                                          (19)
Issuance of common shares                                                                17
Repurchase of preferred shares                                                                        (230)
Repurchase of common shares                                                                            (16)
                                                                                   --------       --------

      Net cash provided by (used in) financing activities                               203           (530)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 288            (18)
                                                                                   --------       --------

NET INCREASE (DECREASE) IN CASH                                                       7,246            (47)

CASH, beginning of year                                                                 746            793
                                                                                   --------       --------

CASH, end of year                                                                  $  7,992       $    746
                                                                                   ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
  Cash paid during the year for:
  Interest                                                                         $    663       $    307
                                                                                   ========       ========
  Income taxes                                                                     $    880       $    289
                                                                                   ========       ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions of property and equipment for note payable                                              $    360
                                                                                                  ========

DETAIL OF BUSINESSES ACQUIRED IN PURCHASE BUSINESS COMBINATIONS:
On August 21, 1997, the Company acquired certain net assets of Falcon Systems,
  Inc. A summary of the transaction is as follows:
  Fair value of other assets acquired                                              $ 10,232
  Acquired in-process research and development costs                                  3,700
  Other intangible assets                                                               420
  Goodwill                                                                              127
  Acquired developed technology                                                          91
  Note to Falcon shareholder                                                         (2,500)
  Cash paid for acquisition, net of cash acquired                                      (432)
                                                                                   --------

  Liabilities assumed                                                              $ 11,638
                                                                                   ========

See accompanying notes to consolidated financial statements.

                                 ARTECON, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 29, 1997
                                  (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On March 31, 1998, the Company acquired the net assets of
  Storage Dimensions, Inc.  A summary of the transactions is as follows:
  Fair value of other assets acquired                             $ 17,281
  Acquired in-process research and development                      14,500
  Other intangible assets                                            2,400
  Goodwill                                                           4,538
  Acquired developed technology                                        500
  Cash acquired                                                      7,783
  Fair market value of stock                                       (32,945)
                                                                  --------

  Liabilities assumed                                             $ 14,057
                                                                  ========

The fair market value of stock was contractually determined based on the average bid and ask price of Storage Dimensions common stock of 3.96875 on December 18, 1997.


See accompanying notes to consolidated financial statements.

                                 ARTECON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 29, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.       DESCRIPTION OF BUSINESS ACTIVITIES

         Description of Business - Artecon, Inc. and its wholly- and majority-owned subsidiaries, (collectively, the Company or Artecon), are manufacturers and suppliers of value-added computer products and services in the open systems workstation and server markets. The Company's principal markets include Canada, Japan, United States and Europe. The Company sells its products through reseller channels, worldwide government agencies and Fortune 1000 companies.

         On August 21, 1997, the Company acquired certain net assets of Falcon Systems, Inc. (Falcon), a manufacturer and distributor of computer peripheral equipment. The purchase price of $3,500 included $1,000 in cash and $2,500 of promissory notes (Note 7). The acquisition was recorded as a purchase and the results of operations for the period from August 21, 1997 to March 31, 1998 are included in the accompanying consolidated financial statements. The purchase price was allocated $10,232 to assets acquired (consisting primarily of inventories, accounts receivable, property and equipment and other current assets), $638 to goodwill and other intangible assets, $14,138 to liabilities assumed, and to in-process research and development expenses of $3,700, which had no future alternative use, based on management assumptions. In connection with the acquisition, a partnership was created to purchase certain assets from Falcon. The partners are majority shareholders of the Company. The partnership is considered to be a Special Purpose Entity and, accordingly, the accompanying consolidated financial statements include the accounts of the partnership and all intercompany transactions have been eliminated.

         On March 31, 1998, Artecon, Inc. and Storage Dimensions, Inc. (SDI) completed a reverse merger whereby SDI acquired Artecon, Inc. Immediately after the merger, SDI changed its name to Artecon, Inc. In the merger, shareholders of the former Artecon, Inc. received approximately 62% of the total issued and outstanding common stock, and 100% of the total issued and outstanding Preferred Stock of the new Artecon, Inc. Since the former Artecon shareholders received a substantial majority of the shares of common stock of the newly named Artecon, the transaction was treated as a purchase of SDI by Artecon for accounting purposes. As a result, the historical financial statements of Artecon, Inc. for the periods prior to the merger are those of Artecon, Inc., rather than those of SDI. The purchase price was allocated $25,064 to assets acquired (consisting primarily of cash and cash equivalents, accounts receivable, inventories, property and equipment, deferred tax assets, and other assets), $7,438 to goodwill and other intangible assets, $14,057 to liabilities assumed and to in-process research and development expenses of $14,500, which had no future alternative use, based on management assumptions.

                                 ARTECON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 29, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Unaudited pro forma results of operations of the Company for the years ended March 31, 1998 and March 29, 1997 are included below. Such pro forma presentation has been prepared assuming that the acquisitions had occurred as of April 1, 1996 for the Company.


                                                                        MARCH 31,        MARCH 29,
                                                                          1998             1997

         Net revenues                                                   $ 144,595       $ 183,298
         Net income (loss)                                                (10,942)        (18,183)
         Pro forma basic and diluted net income (loss) per share        $   (0.53)      $   (1.39)
         Weighted average shares used to calculate pro forma basic
           and diluted net income (loss) per share                         20,667          13,074


         The pro forma results include the historical accounts of the Company, Falcon and SDI and pro forma adjustments, as may be required, including the in-process research and development expense, the amortization of goodwill and other intangible assets, and the interest expense related to the promissory notes issued to Falcon's previous shareholder. The in-process research and development expense has been included as if recorded on April 1, 1996 and has been excluded from the year ended March 31, 1998. The pro forma results of operations are not necessarily indicative of actual results that may have occurred had the operations of Falcon and SDI been combined in prior years.

         The Company's fiscal year was previously on a 52 to 53-week basis that ended on the Saturday nearest to March 31. The fiscal year ended March 29, 1997 contained 52 weeks. For convenience, effective December 31, 1997, the Company changed its fiscal year as ending on March 31 and its fiscal quarters as ending on June 30, September 30 and December 31, respectively.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Artecon and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

         Credit Risk - The Company performs ongoing credit evaluations of its customers and requires no collateral. The Company maintains reserves for potential credit losses.

         Inventories - Inventories are comprised of purchased parts and assemblies, which include direct labor and overhead, and are valued at the lower of cost (first-in, first-out) or market.

                                 ARTECON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 29, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets (ranging from three to five years). Depreciation expense was $859 and $664 for the years ended March 31, 1998 and March 29, 1997 respectively.

         Foreign Currency - The accounts of foreign subsidiaries consolidated herein have been translated from their respective functional currencies at appropriate exchange rates in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
         (SFAS) No. 52. Cumulative translation adjustments are included as a separate component of shareholders' equity. Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred (Note 13).

         Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred.

         Goodwill and Other Intangible Assets - Goodwill related to acquisitions is being amortized on a straight-line basis over a period of seven years. Accumulated amortization was $142 and $89 at March 31, 1998 and March 29, 1997, respectively. Other intangible assets related to acquisitions is being amortized on a straight-line basis over two to four years. Goodwill and other intangible assets are periodically reviewed for events or changes whenever circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of goodwill to determine whether or not an impairment to such values has occurred.

         Revenue Recognition - The Company recognizes revenue from product sales upon shipment, including products sold under a stock rotation program that entitles the buyer to the right to return products under certain conditions. The Company provides allowance for estimated returns. Revenue from service contracts is recognized ratably over the term of the contract.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax

                                 ARTECON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 29, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         returns. Under this statement, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.

         Concentrations - The Company currently utilizes a limited number of suppliers for certain devices used in its products but has no long-term supply contracts with them. Due to the cyclical nature of the industry and competitive conditions, there can be no assurance that the Company will not experience difficulties in meeting its supply requirement in the future.

         Approximately 27% and 35% of revenues for the years ended March 31, 1998 and March 29, 1997, were to four and two, respectively. For the year ended March 31, 1998, no customer accounted for 10% or more of total revenues. The loss of, or a reduction in sales to, any such customers would have a material adverse effect on the Company's business, operating results and financial condition.

         Revenues derived from various U.S. government agencies were approximately $1,861 and $1,400 for the years ended March 31, 1998 and March 29, 1997, respectively. Export sales to international customers amounted to approximately $7,737 and $7,675 for the years ended March 31, 1998 and March 29, 1997, respectively.

         Accounting for Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

         Earnings per Share - In December 1997, the Company adopted SFAS No. 128, Earnings per Share. SFAS No. 128 redefines earnings per share under generally accepted accounting principles. Under the new standard, primary net income per share is replaced by basic net income per share and fully diluted net income per share is replaced by diluted net income per share. All historical earnings per share information has been restated as required by SFAS No. 128.

         Recent Accounting Pronouncements - Effective April 1, 1998, the Company will adopt SFAS No. 130, Reporting Comprehensive Income, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, and SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. The Company is reviewing the impact of such statements on its financial statements.

         Reclassifications - Certain prior year balances have been reclassified to conform with the current year presentation.

                                 ARTECON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 29, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



3.       INVENTORIES

         Inventories consist of the following:

                                                          MARCH 31,      MARCH 29,
                                                             1998          1997

         Purchased parts and materials                     $ 7,521       $ 4,084
         Work-in-process                                     1,891           211
         Finished goods                                      2,942         2,077
                                                           -------       -------
                                                           $12,354       $ 6,372
                                                           =======       =======

4.       ACCOUNTS AND TRANSACTIONS WITH RELATED PARTIES

         Revenues from sales to affiliated companies for the years ended March 31, 1998 and March 29, 1997 were approximately $125 and
         $74, respectively. Accounts receivable from affiliated companies were approximately $3 and $7 at March 31, 1998 and March 29, 1997, respectively, and are included in accounts receivable in the accompanying consolidated balance sheets.

         The Company purchases certain goods from affiliates and also is subject to a management fee of approximately $4 per month from an affiliate. Purchases from affiliated companies for the years ended March 31, 1998 and March 29, 1997 were approximately $130 and $85, respectively. Certain of these expenses were terminated upon completion of the merger.


5.       SHORT-TERM BORROWINGS

         As a result of the merger with SDI (Note 1), the Company has assumed a Loan and Security Agreement (the Agreement) with a financial institution, which expires May 16, 1998. Under the revolving line of credit provisions of the Agreement, the Company may borrow up to $11,000 based upon eligible accounts receivable and inventory. Under the terms of the Agreement, deposits from collections of accounts receivable are restricted. The Agreement also allows the Company to borrow up to $1,000 for purchases of property and equipment under its capital expenditure facility and up to $400 under its term loan provisions. Such borrowings reduce the available borrowings under the revolving line of credit. Borrowings bear interest at the rate of prime plus .75% (8.5% as of March 31, 1998) and are collateralized by all of the Company's assets. Borrowings outstanding under the line at March 31, 1998 include $35 representing borrowings under the term loan provisions.

                                 ARTECON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 29, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



6.       BORROWINGS UNDER LINE OF CREDIT

         The Company has a line of credit agreement with a United States bank. The agreement, which expires on September 1, 1999, provides for maximum borrowings of up to $12,500 and is collateralized by substantially all of the assets of the Company. The Company may choose between borrowing at the bank's prime rate, as it may vary from time to time, or it may choose a rate that is fixed for an agreed-upon period of from 30 to 180 days, with interest due quarterly, at the LIBOR rate in effect at the commencement of the agreed-upon fixed period, plus 2.0%. This line of credit agreement requires that the Company comply with certain covenants, including minimum tangible net worth requirements.

         On May 15, 1998, the Company entered into a $15,000 revolving credit facility with a U.S. bank (the new line of credit). The new line of credit provides for financing collateralized by all assets of the Company, as defined by the agreement, and matures May 14, 2001, unless otherwise renewed. The new line of credit bears interest, at the borrower's option, at the bank's prime rate or LIBOR plus 175 basis points. Monthly payments consist of interest only, with the principal due at maturity.

         The Japanese subsidiary has three lines of credit with a Japanese bank for borrowings up to an aggregate 75 million Yen (US$565 at March 31, 1998) at rates ranging from 1.62% to 2.4%. At March 31, 1998, 40 million Yen (approximately US$300) was outstanding. Interest is due monthly with the principal due one year from the commencement of the agreement (February 1999). Borrowings are collateralized by inventories of the Japanese subsidiary.

         At March 31, 1998, the Company's borrowings under lines of credit were as follows:

         U.S. bank line, variable interest at prime (8.5% at March 31, 1998)      $1,599
         U.S. bank line, interest ranging from 7.63% to 7.69%                      6,000
         Japan bank lines, interest ranging from 1.62% to 2.4%                       300
                                                                                  ------
                                                                                  $7,899
                                                                                  ======

         On May 15, 1998, the Company repaid the amounts outstanding under the U.S. bank lines, with available proceeds from the new line of credit.

         During the years ended March 31, 1998 and March 29, 1997, the Company made short-term loans to an affiliate totaling $754 and $1,850, respectively. The loans bore interest at 7.25% per annum and interest income related to these loans was immaterial. No amounts were outstanding at March 31, 1998 and March 29, 1997 related to the loans.

                                 ARTECON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 29, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


7.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                              MARCH 31,      MARCH 29,
                                                                                                1998           1997
         Term loan payable to bank, bearing interest at 7.72% per annum, collateralized by property and equipment and monies in possession of the bank, monthly
           installments of principal and interest of $11 through October 1999                  $   190       $   305

         Term loan payable to bank, bearing interest at 8.5% per annum, collateralized by substantially all the assets of the Company, monthly installments of principal
           and interest of $17 through September 2002                                              883

         Promissory notes payable to former shareholder of Falcon (Note 1), bearing interest at 10% per annum, monthly installments of principal and interest
            of $53 through August 2002                                                           2,268
                                                                                               -------       -------

                                                                                                 3,341           305
         Less current portion                                                                     (756)         (116)
                                                                                               -------       -------

                                                                                               $ 2,585       $   189
                                                                                               =======       =======

         Long-term debt at March 31, 1998 matures as follows:

         Fiscal year ending:
         1999                      $  756
         2000                         738
         2001                         725
         2002                         780
         2003                         342
                                   ------
                                   $3,341
                                   ======

                                 ARTECON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 29, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The Company has the option for the term loan payable through 2002 to elect an interest rate equal to the bank's cost of funds rate plus 2.25% or the bank's LIBOR rate plus 2.25% at various monthly or quarterly periods as defined in the agreement.

         Subsequent to March 31, 1998, the term loans payable to the bank were repaid with funds available under a new revolving credit facility (Note 6).

         Interest expense related to long-term debt was $160 and $13 for the years ended March 31, 1998 and March 29, 1997, respectively.


8.       SHAREHOLDERS' EQUITY

         Immediately prior to the merger, there were two classes of preferred shares: the "Preferred" shares and the "Preferred B" shares. There were 10,000 shares of each preferred class authorized. All preferred shares were nonvoting, did not provide for dividends, and had a liquidation preference over common shares. The shares were convertible into common shares, at the option of the holder, at the earlier of three years after issuance or upon the occurrence of certain other events, at the conversion rate of one common share for each 0.8 preferred share. The liquidation preference for the Preferred was $.01 per share and for the Preferred B was $2.00 per share.

         In December 1994, the Company entered into a repurchase agreement with certain shareholders who were holders of the Company's outstanding preferred shares. The agreement required the Company to redeem 100 shares of the outstanding preferred shares and grants the Company the option to repurchase the remaining shares at any time during the five-year period ending December 22, 1999 at prices ranging from $2.00 to $2.50 per share. During the year ended March 29, 1997, the Company repurchased 100 Preferred shares under the agreement at $2.30 per share.

         As consideration for the option to repurchase the preferred shares, in the period ended March 29, 1997, the Company issued 276 common shares to the holders of preferred shares at the ratio of approximately one share of common stock for each ten shares of preferred stock that were valued at $0.50 per common share. The value ascribed to the common stock outstanding at the date of issuance has been shown as a reduction in the carrying value of the preferred stock.

         In June and October 1997, the Company issued a total of 95 shares of common stock to certain employees in exchange for stock participation rights previously granted. The common stock was issued at prices of $1.20 and $2.00 per share. No stock participation rights or other options to purchase common stock were outstanding at March 31, 1998. Management has recorded $73 in compensation expense for the period ended March 31, 1998 as a result of these issuances.

         In July 1997, the Company issued 475 shares of common stock to certain officers of the Company at a price of $0.035 per share. Management has recorded $553 in compensation expense for the period ended March 31, 1998 as a result of these issuances.

                                 ARTECON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 29, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         As a result of, and immediately following, the merger, each share of common stock of the former Artecon, Inc. was converted into 2.19 shares of common stock of the new Artecon, Inc., and each share of convertible preferred stock and convertible preferred B stock of the former Artecon, Inc. was converted into one share of Series A convertible preferred stock of the new Artecon, Inc.

         The convertible preferred A shares have voting rights, provide for dividends when and if declared by the Board of Directors and have liquidation preference over common shares. The convertible preferred A shares are convertible into common shares, at the option of the holder, any time after January 1, 1999 at the conversion rate, as defined in the amended Articles of Incorporation.

         The convertible preferred A shares are automatically converted into common shares upon a unanimous resolution by the Board of Directors or upon the close of business on the first day following the date on which the average of the closing per share sales price of the common stock as reported on the NASDAQ National Market for 20 consecutive trading days equals or exceeds $9.00 per share, at the conversion rate defined in the amended Articles of Incorporation.


9.       EARNINGS PER SHARE

         Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the periods presented.

         Diluted net (loss) income per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the periods presented assuming the conversion of all shares of the Company's Convertible preferred stock into common stock. Common stock equivalent shares have not been included where inclusion would be antidilutive.

         The following is a reconciliation between the components of the basic and diluted net income per share calculations (in thousands, except per share amounts):

                                                   MARCH 31, 1998                      MARCH 29, 1997
                                         ----------------------------------   ------------------------------
                                                      WEIGHTED    PER SHARE     NET      WEIGHTED  PER SHARE
                                         NET LOSS      SHARES      AMOUNT     INCOME      SHARES     AMOUNT
                                         --------      ------      -------    ------     --------  ---------
         Basic net (loss) income
           per share                     $(19,288)     5,841     $  (3.30)   $    641      5,202     $ 0.12

         Effect of dilutive
           securities - preferred
           stock                                                                           3,208
                                         --------      -----     --------    --------      -----     ------

         Diluted net (loss) income
           per share plus assumed
           conversions                   $(19,288)     5,841     $  (3.30)   $    641      8,410     $ 0.08
                                         ========      =====     ========    ========      =====     ======

                                 ARTECON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 29, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


10.      EMPLOYEE STOCK AND SAVINGS PLANS

         Savings Plan - The Company has a savings plan, which qualifies under
         Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pretax salary, but not more than statutory limits. The Company matches 50% of eligible employees' contributions up to a specified limit ($500). The Company's matching contributions to the savings plan were $38 and $23 for the years ended March 31, 1998 and March 29, 1997, respectively.

         Stock Plans - In connection with the Merger, the Company adopted, and the Board of Directors approved, the following employee stock plans:

         1996 Employee Stock Purchase Plan

         Under the Company's 1996 Employee Stock Purchase Plan (the Purchase
         Plan), a total of 200 shares of SDI's common stock was originally reserved for issuance under the Purchase Plan. The Purchase Plan was amended in January 1998 and a total of 400 shares of Artecon common stock has been reserved for issuance under the amended purchase plan. As of March 31, 1998, 132 shares of common stock had been purchased under the Purchase Plan and 268 shares of common stock remained available for purchase under the Purchase Plan.

         1993 Stock Option Plan

         The 1993 Stock Option Plan (the 1993 Plan) provides for the granting of nonstatutory stock options for the purchase of up to an aggregate of 556 shares of the Company's common stock by officers, employees, consultants and directors of the Company. The Board of Directors is responsible for administration of the 1993 Stock Option Plan. The Board of Directors determines the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options granted under the 1993 Stock Option Plan generally vest over a four-year period.

         1996 Stock Option Plan

         The 1996 Stock Option Plan (the 1996 Plan) provides for the granting to employees and consultants of nonstatutory stock options. A total of 3,000 shares of common stock are currently reserved for issuance pursuant to the 1996 Plan. As of March 31, 1998, 989 options have been granted under the 1996 Plan.

         Nonstatutory stock options may be granted at an exercise price per share of not less than 100% of the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of the Company's voting stock). Options granted under the 1993 and 1996 Stock Option Plans generally expire ten years from the date of the grant.

                                 ARTECON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 29, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         Transactions under the 1993 and 1996 Stock Option Plans are summarized as follows (in thousands except per share amounts):

                                                                             WEIGHTED
                                                                             AVERAGE
                                                               NUMBER OF     EXERCISE
                                                               OPTIONS        PRICE

         OUTSTANDING, March 30, 1996                              458         $0.20
           Granted (weighted average fair value of $5.11)         718         $5.11
           Exercised                                              (70)        $0.20
           Canceled                                              (116)        $0.37
                                                                -----

         OUTSTANDING, March 29, 1997                              990         $3.99
           Granted (weighted average fair value of $5.94)         492         $5.77
           Exercised                                             (146)        $0.40
           Canceled                                              (277)        $5.47
                                                                -----

         OUTSTANDING, March 31, 1998                            1,059         $5.06
                                                                =====

         In April 1998, the Company granted 1,472 options at exercise prices ranging from $3.38 to $3.75 and canceled and regranted 218 options at an exercise price of $3.38.

                                 ARTECON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 29, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The following table summarizes information about stock options outstanding and exercisable at March 31, 1998:


                                                        OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                         -----------------------------------------------      -------------------------------
                                           NUMBER              AVERAGE                          NUMBER
                                           OUTSTANDING        REMAINING          WEIGHTED     EXERCISABLE            WEIGHTED
             RANGE OF                        AT              CONTRACTUAL         AVERAGE           AT                AVERAGE
             EXERCISE                     MARCH 31,             LIFE             EXERCISE       MARCH 31,            EXERCISE
              PRICES                        1998               (YEARS)            PRICE           1998                 PRICE

                   $0.20                    191                 6.38             $ 0.20            191                $ 0.20
           $1.00 - $5.88                    183                 9.10               3.58            183                  3.58
           $6.00 - $6.75                    211                 9.11               6.35            211                  6.35
           $7.00 - $7.69                    474                 8.99               7.01            474                  7.01
                                          -----                                                  -----
                                          1,059                 8.56               5.06          1,059                  5.06
                                         ======                                                 ======

         Fair value disclosures

         Had compensation cost for options granted in 1998 and 1997 under the Company's option plan been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company's net
         (loss) income and pro forma net (loss) income per share would have been as follows (in thousands except per share amounts):

                                                            YEAR ENDED
                                                   ----------------------------
                                                   MARCH 31,          MARCH 29,
                                                     1998               1997
         Net (loss) income:
          As reported                               $(19,288)        $ 641
          Pro forma                                  (19,923)          640

         Basic net (loss) income per share:
          As reported                               $  (3.30)        $0.12
          Pro forma                                    (3.41)         0.12

         Diluted net (loss) income per share:
          As reported                               $  (3.30)        $0.08
          Pro forma                                    (3.41)         0.08

                                 ARTECON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 29, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions used for grants during the applicable periods: dividend yield of 0.0% for all periods; risk-free interest rates of 5.49% to 6.57% for options granted during the year ended March 31, 1998 and 5.97% to 6.48% for options granted during the year ended March 29, 1997. An 80% volatility factor was used all periods, and a weighted average expected option term of five years for all periods.

         Because the determination of the fair value of all options granted after the Company became a public entity includes an expected volatility factor and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.


11.      INCOME TAXES

         Significant components of the provision (benefit) for income taxes are as follows:


                        MARCH 31,     MARCH 29,
                          1998          1997
         Current:
           Federal      $    17         $245
           State            (11)         145
           Foreign           20            9
                        -------         ----
                             26          399

         Deferred:
           Federal       (2,150)          53
           State           (602)         (66)
           Foreign          (81)         (46)
                        -------         ----

                         (2,833)         (59)
                        -------         ----

                        $(2,807)        $340
                        =======         ====

                                 ARTECON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 29, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         A reconciliation of the Company's effective tax rate compared to the statutory federal tax rate is as follows:

                                                 MARCH 31,  MARCH 29,
                                                  1998        1997

         Statutory federal rate                   (35)%       35%
         State taxes, net of federal benefit       (2)         5
         In-process research and development       23
         Foreign tax (benefit) provision                      (6)
         Other                                      1          1
                                                  ---         ---
                                                  (13)%       35%
                                                  ===         ===

         Significant components of the Company's deferred tax assets and liabilities are as follows:



                                                   MARCH 31,    MARCH 29,
                                                     1998         1997

         Deferred tax assets:
           Uniform capitalization                   $  100        $ 43
           Tax credit carryforwards                    713         267
           Goodwill                                     53
           Inventory reserve                         2,117         227
           Other reserves and accruals               1,258         258
           Book over tax depreciation                  501          92
           In-process research and development       1,523
           Acquisition costs                         1,002
           Net operating losses                      2,125
                                                    ------        ----

             Total deferred tax assets               9,392         887

                                 ARTECON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 29, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                MARCH 31,    MARCH 29,
                                                  1998         1997

         Deferred tax liabilities:
           Import reserve                        $  346        $428
           Amortization                             160
           State taxes                              537          13
           Acquired intangibles                   1,242
                                                  -----        ----

             Total deferred tax liabilities       2,285         441

           Valuation allowance                   (1,995)
                                                  -----        ----

           Net deferred tax assets               $5,112        $446
                                                 ======        ====


         The deferred tax assets and liabilities of SDI are included on the Company's balance sheet at March 31, 1998. A valuation allowance of $1,995 has been established to reflect limitations on SDI's net operating losses as it is not more likely than not that these losses will be utilized. Any future reduction of the valuation allowance established at the date of the merger will reduce goodwill related to the merger.


12.      COMMITMENTS

         The Company leases office and equipment under noncancelable operating leases. Lease terms range from three to five years. The Company's United States headquarters is leased under an operating lease that has been extended to December 1999. The lease provides for rent escalation between a minimum of 3% and a maximum of 4% on January 1, 1998 and 1999 based on the consumer price index during the prior year.

         Future minimum lease commitments for all operating leases are as follows:

         Fiscal year ending:

           1999                        $2,605
           2000                         1,025
           2001                           241
           2002                            60
                                       ------
                                       $3,931
                                       ======

                                 ARTECON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 29, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         Total rent expense for the years ended March 31, 1998 and March 29, 1997 was approximately $1,027 and $698, respectively.


13.      HEDGING ACTIVITIES

         The Company's Japanese subsidiary enters into derivative financial instruments, primarily foreign currency forward exchange contracts, to manage foreign exchange risk on foreign currency transactions and does not use the contracts for trading purposes. These financial instruments are used to protect the Company from the risk that the eventual net cash inflows from the foreign currency transactions will be adversely affected by changes in exchange rates. Gains and losses related to hedges of firmly committed transactions are deferred and recognized when the hedged transaction occurs.

         The following table summarizes the notional amount, which approximates fair market value, of the Company's outstanding foreign exchange contracts at March 31, 1998.

                                            U.S.
                                           DOLLAR
                                         EQUIVALENT            MATURITY
         U.S. Dollars                       $100              April 1998
         U.S. Dollars                        100              May 1998
         U.S. Dollars                        100              June 1998
                                            ----
                                            $300
                                            ====

         The counterparties to these instruments are major financial institutions. The Company is exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitors the credit standing of the counterparties.

                                 ARTECON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 29, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


14.      GEOGRAPHICAL INFORMATION

         Revenue, income (loss) before income taxes and identifiable assets are as follows:


                                        AS OF AND FOR THE YEAR ENDED
                                       ------------------------------
                                          MARCH 31,        MARCH 29,
                                             1998            1997
         REVENUE:
         North America                     $ 58,557         $48,169
         Europe                               4,271           3,176
         Japan                                3,512           3,972
                                           --------         -------
                                           $ 66,340         $55,317
                                           ========         =======

         INCOME (LOSS) BEFORE TAXES:
         North America                     $(19,104)        $   545
         Europe                                  24              94
         Japan                                 (208)              2
                                           --------         -------
                                           $(19,288)        $   641
                                           ========         =======

         ASSETS:
         North America                     $ 56,187         $14,057
         Europe                                 232             579
         Japan                                1,539           1,967
         Eliminations                          (613)         (1,409)
                                           --------         -------
                                           $ 57,345         $15,194
                                           ========         =======

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Artecon, Inc.

     We have audited the accompanying consolidated balance sheets of Artecon, Inc. at March 30, 1996 and March 25, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Artecon, Inc. at March 30, 1996 and March 25, 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                        /s/ ERNST & YOUNG LLP

San Diego, California
June 12, 1996

                                 ARTECON, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               MARCH 30,      MARCH 25,
                                                                 1996           1995
                                                              -----------    -----------
Current assets:
  Cash......................................................  $   793,454    $   298,897
  Accounts receivable, less allowance for doubtful accounts
     of $180,465 and $112,725 at March 30, 1996 and March
     25, 1995, respectively.................................    6,130,073      8,128,112
  Inventories, net..........................................    4,592,821      3,652,789
  Deferred income taxes.....................................      390,448         53,261
  Prepaid expenses and other................................      576,028        581,281
                                                              -----------    -----------
     Total current assets...................................   12,482,824     12,714,340
Property and equipment:
  Machinery and equipment...................................    1,050,627        781,514
  Tooling molds.............................................      863,485        617,485
  Furniture and fixtures....................................       69,243        120,274
                                                              -----------    -----------
                                                                1,983,355      1,519,273
  Less accumulated depreciation.............................     (916,232)      (625,527)
                                                              -----------    -----------
                                                                1,067,123        893,746
Other assets................................................       33,250        376,273
                                                              -----------    -----------
          Total assets......................................  $13,583,197    $13,984,359
                                                              ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 3,251,522    $ 6,001,465
  Accrued liabilities.......................................    2,377,826      1,674,430
  Note payable to related party.............................       18,642         17,486
  Other current liabilities.................................       30,317         40,550
  Income taxes payable......................................       32,889         45,000
                                                              -----------    -----------
     Total current liabilities..............................    5,711,196      7,778,931
Long-term liabilities.......................................      116,821        152,765
Borrowings under lines of credit............................    2,941,498      2,500,000
Minority interest...........................................       90,965             --
Deferred income taxes.......................................        2,932             --
Commitments
Shareholders' equity:
  Convertible preferred shares, no par value; 10,000,000
     shares authorized, 1,211,949 and 1,280,449 shares
     issued and outstanding at March 30, 1996 and March 25,
     1995, respectively, liquidation preference $12,120 ....    2,418,900      2,555,900
Convertible preferred B shares, no par value; 10,000,000
  shares authorized, 1,405,208 shares issued and outstanding at March 30, 1996 and March 25, 1995, liquidation
  preference $2,810,414.....................................    2,810,414      2,810,414
  Common shares, no par value; 20,000,000 shares authorized,
     5,210,225 and 5,225,225 shares issued and outstanding
     at March 30, 1996 and March 25,1995, respectively......      585,961        601,203
  Foreign currency translation adjustment...................     (311,914)       (40,818)
  Accumulated deficit.......................................     (783,576)    (2,374,036)
                                                              -----------    -----------
     Total shareholders' equity.............................    4,719,785      3,552,663
                                                              -----------    -----------
          Total liabilities and shareholders' equity........  $13,583,197    $13,984,359
                                                              ===========    ===========

                            See accompanying notes.

                                 ARTECON, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEARS ENDED
                                                              --------------------------
                                                               MARCH 30,      MARCH 25,
                                                                 1996           1995
                                                              -----------    -----------
Net revenues................................................  $47,171,827    $47,773,787
Cost of sales...............................................   34,716,899     38,296,376
                                                              -----------    -----------
Gross margin................................................   12,454,928      9,477,411
Operating expenses:
  Selling, general and administrative.......................    8,924,260      7,886,557
  Research and development..................................    1,405,373      1,134,395
  Other income..............................................     (122,755)      (131,225)
                                                              -----------    -----------
Total operating expenses....................................   10,206,878      8,889,727
Operating income............................................    2,248,050        587,684
Other (expense) income:
  Interest, net.............................................     (228,274)      (215,969)
  (Loss) gain on foreign currency transactions, net.........     (335,633)       162,684
  Minority interest in earnings of subsidiary...............      (77,552)       (10,287)
  Loss on termination of subsidiary operations..............     (256,397)            --
                                                              -----------    -----------
                                                                 (897,856)       (63,572)
Income before income taxes..................................    1,350,194        524,112
Provision (benefit) for income taxes........................     (240,266)        70,736
                                                              -----------    -----------
Net income..................................................  $ 1,590,460    $   453,376
                                                              ===========    ===========

                            See accompanying notes.

                                 ARTECON, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      CONVERTIBLE               CONVERTIBLE                                   FOREIGN
                                   PREFERRED SHARES         PREFERRED B SHARES          COMMON SHARES        CURRENCY
                                -----------------------   -----------------------   ---------------------   TRANSLATION
                                  SHARES       AMOUNT       SHARES       AMOUNT       SHARES      AMOUNT    ADJUSTMENT
                                ----------   ----------   ----------   ----------   ----------   --------   -----------
Balance at March 26, 1994.....   1,380,449   $2,760,900    1,405,208   $2,810,414    5,225,225   $601,203    $ (43,130)
  Repurchase of preferred
    shares....................    (100,000)    (205,000)          --           --           --         --           --
  Foreign currency translation
    adjustment................          --           --           --           --           --         --        2,312
  Net income..................          --           --           --           --           --         --           --
                                ----------   ----------   ----------   ----------   ----------   --------    ---------
Balance at March 25, 1995.....   1,280,449    2,555,900    1,405,208    2,810,414    5,225,225    601,203      (40,818)
  Repurchase of common and
    preferred shares..........     (68,500)    (137,000)          --           --      (15,000)   (15,242)          --
  Foreign currency translation
    adjustment................          --           --           --           --           --         --     (271,096)
  Net income..................          --           --           --           --           --         --           --
                                ----------   ----------   ----------   ----------   ----------   --------    ---------
Balance at March 30, 1996.....   1,211,949   $2,418,900    1,405,208   $2,810,414    5,210,225   $585,961    $(311,914)
                                ==========   ==========   ==========   ==========   ==========   ========    =========


                                                  TOTAL
                                ACCUMULATED   SHAREHOLDERS'
                                  DEFICIT        EQUITY
                                -----------   -------------
Balance at March 26, 1994.....  $(2,827,412)   $3,301,975
  Repurchase of preferred
    shares....................          --       (205,000)
  Foreign currency translation
    adjustment................          --          2,312
  Net income..................     453,376        453,376
                                -----------    ----------
Balance at March 25, 1995.....  (2,374,036)     3,552,663
  Repurchase of common and
    preferred shares..........          --       (152,242)
  Foreign currency translation
    adjustment................          --       (271,096)
  Net income..................   1,590,460      1,590,460
                                -----------    ----------
Balance at March 30, 1996.....  $ (783,576)    $4,719,785
                                ===========    ==========

                            See accompanying notes.

                                 ARTECON, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED
                                                              ----------------------------
                                                               MARCH 30,       MARCH 25,
                                                                  1996            1995
                                                              ------------    ------------
OPERATING ACTIVITIES
Net income..................................................  $  1,590,460    $    453,376
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization..........................       557,482         494,033
     Deferred income taxes..................................      (334,255)             --
     Loss on termination of subsidiary operations...........       256,397              --
     Minority interest......................................        90,965              --
     Changes in operating assets and liabilities:
       Accounts receivable..................................     1,998,039      (2,727,050)
       Inventories..........................................      (940,032)          2,711
       Prepaid expenses and other...........................         5,253        (115,416)
       Accounts payable.....................................    (2,749,943)      2,084,299
       Accrued liabilities..................................       703,396         416,929
       Other current liabilities............................       (10,233)          3,204
       Income taxes payable.................................       (12,111)             --
       Long-term liabilities................................       (35,944)         57,309
                                                              ------------    ------------
Net cash provided by operating activities...................     1,119,474         669,395
INVESTING ACTIVITIES
Purchases of property and equipment.........................      (644,233)       (295,148)
                                                              ------------    ------------
Net cash used in investing activities.......................      (644,233)       (295,148)
FINANCING ACTIVITIES
Proceeds from bank borrowings...............................    18,575,498      21,440,365
Payments on bank borrowings.................................   (18,134,000)    (21,348,365)
Note payable to related party...............................         1,156          (3,275)
Repurchase of preferred shares..............................      (137,000)       (205,000)
Repurchase of common shares.................................       (15,242)             --
                                                              ------------    ------------
Net cash provided by (used in) financing activities.........       290,412        (116,275)
Effect of exchange rate changes on cash.....................      (271,096)          2,312
                                                              ------------    ------------
Net increase in cash........................................       494,557         260,284
Cash at beginning of year...................................       298,897          38,613
                                                              ------------    ------------
Cash at end of year.........................................  $    793,454    $    298,897
                                                              ============    ============
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
  Interest..................................................  $    218,396    $    178,329
                                                              ============    ============
  Income taxes..............................................  $    103,598    $     69,009
                                                              ============    ============

                            See accompanying notes.

                                 ARTECON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 30, 1996

 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Artecon, Inc. and its wholly and majority-owned subsidiaries, Artecon Canada, Inc., Artecon Japan, Ltd., Artecon S.A., and Artecon B.V., (together the "Company" or "Artecon") are manufacturers and suppliers of value-added computer products and services in the open systems workstation and server markets. The Company's subsidiaries purchase finished product from the parent and resell it in their respective locations. The Company's principal markets include Canada, Japan, United States and Europe and sells its products through reseller channels worldwide.

     The Company's fiscal year is on a 52-53 week basis and ends on the Saturday nearest to March 31. The fiscal years ended March 30, 1996 and March 25, 1995 contained 53 and 52 weeks, respectively.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Artecon and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

CONCENTRATION OF CREDIT RISK

     The Company performs ongoing credit evaluations of its customers and requires no collateral. The Company maintains reserves for potential credit losses. To date such losses have been within management's expectations.

INVENTORIES

     Inventories are comprised of purchased parts and assemblies which include direct labor and overhead and are valued at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                                                      MARCH 30,     MARCH 25,
                                                         1996          1995
                                                      ----------    ----------
Purchased parts and materials.......................  $3,505,444    $2,519,814
Finished goods......................................   1,087,377     1,132,975
                                                      ----------    ----------
                                                      $4,592,821    $3,652,789
                                                      ==========    ==========

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives (three to five years) of the assets. Depreciation expense was $470,856 and $407,328 in 1996 and 1995, respectively.

FOREIGN CURRENCY

     The accounts of foreign subsidiaries consolidated herein have been translated from their respective functional currencies at appropriate exchange rates. Cumulative translation adjustments are included as a separate component of shareholders' equity.

                                 ARTECON, INC.

                                 MARCH 30, 1996

OTHER ASSETS AND ASSET IMPAIRMENTS

     Other assets consist of the following:

                                                         MARCH 30,    MARCH 25,
                                                           1996         1995
                                                         ---------    ---------
Goodwill, net..........................................   $33,250     $357,063
Capitalized software, net..............................        --        8,042
Other..................................................        --       11,168
                                                          -------     --------
                                                          $33,250     $376,273
                                                          =======     ========

     Goodwill relates to acquisitions and is being amortized on a straight-line basis over a period of seven years. Accumulated amortization was $59,850 and $114,845 at March 30, 1996 and March 25, 1995, respectively. Effective December 31, 1995, the Company terminated the operations of its French subsidiary, Artecon S.A. and wrote off the remaining $256,397 unamortized balance of goodwill.

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Artecon plans to adopt Statement No. 121 during fiscal 1997. The financial impact of adopting Statement No. 121 has not yet been determined.

REVENUES

     The Company recognizes revenue upon shipment, including products sold under a stock rotation program which entitles the buyer the right to return products under certain conditions. The Company provides allowances for estimated returns. Service contract revenues are recorded as the applicable services are performed and totaled $450,000 and $375,000 in 1996 and 1995, respectively.

     Revenues derived from various U.S. government agencies were approximately $4.6 million and $1.2 million in 1996 and 1995, respectively. Export sales to international customers amounted to approximately $11.9 million and $8.9 million in 1996 and 1995, respectively.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform with the current year presentation.

 2. ACCOUNTS AND TRANSACTIONS WITH RELATED PARTIES

     Revenues from sales to affiliated companies during 1996 and 1995 were approximately $162,000 and $764,000, respectively. Accounts receivable from affiliated companies were approximately $50,000 and $72,000 at March 30, 1996 and March 25, 1995, respectively and are included in accounts receivable in the accompanying consolidated balance sheets.

                                 ARTECON, INC.

                                 MARCH 30, 1996

     The Company purchases certain goods from affiliates and also is subject to a management fee from an affiliate of approximately $4,000 per month. Purchases from affiliated companies during 1996 and 1995 were approximately $98,000 and $227,000, respectively. At March 25, 1995 accounts payable to affiliated companies totaled $26,000 (none in 1996) and are included in accounts payable in the accompanying consolidated balance sheets.

 3. BORROWINGS UNDER LINE OF CREDIT

     The Company has a line of credit agreement with a U.S. bank that expires on September 1, 1997. The agreement provides for maximum borrowings of $4,500,000 and is collateralized by substantially all of the assets of the Company. The Company may choose between borrowing at the bank's prime rate, as it may vary from time to time, or it may choose a rate that is fixed for an agreed upon period of from 30 to 180 days with interest due quarterly at the Eurodollar rate in effect at the commencement of the agreed upon fixed period, plus 1.5%. This line of credit agreement requires that the Company maintain certain financial statement ratios.

     The Company's Japanese subsidiary has four lines of credit with a Japanese bank for borrowings up to an aggregate 70 million Yen ($652,498 at March 30, 1996) at rates ranging from 1.23% to 2.5%. Interest is due monthly with the balance due six months from the date of the agreement. Borrowings are collateralized by accounts receivable of the Japanese subsidiary.

     At March 30, 1996, the Company's borrowings were as follows:

U.S. bank lines:
  Variable interest at prime (8.25% at March 30, 1996)......  $  289,000
  Interest fixed at 7.06% through May 10, 1996..............   2,000,000
Japan bank lines, interest ranging from 1.23% to 2.5%.......     652,498
                                                              ----------
                                                              $2,941,498
                                                              ==========

 4. SHAREHOLDERS' EQUITY

     There are two classes of preferred shares, the "Preferred" shares and the "Preferred B" shares. There are 10,000,000 shares of each preferred class authorized. The preferred shares are non-voting, do not provide for dividends, and have a liquidation preference over common shares. The shares are convertible into common shares, at the option of the holder, at the earlier of three years after issuance or upon the occurrence of certain other events, at the conversion rate of one common share for each 0.8 preferred share. The liquidation preference for the Preferred is $.01 per share, and the Preferred B is $2.00 per share.

     In December 1994, the Company entered into a repurchase agreement with certain shareholders who were holders of the Company's outstanding preferred shares. The agreement required the Company to redeem 100,000 shares of the outstanding preferred shares and grants the Company the option to repurchase the remaining shares at any time during the five year period ending December 22, 1999 at the prices ranging from $2.00-$2.50 per share. During fiscal 1996 and 1995, the Company repurchased 68,500 and 100,000 preferred shares under the agreement at $2.20 and $2.00-$2.10 per share, respectively.

     As consideration for granting the Company the option to repurchase the preferred shares, the Company agreed to issue common shares to the holders of preferred shares at their request at the ratio of one share of common for each ten shares of preferred stock held prior to any repurchase by the Company at a price to be determined by the Board of Directors but not less than the fair value of such shares at the time of repurchase. These common shares are subject to Company's first right-of-refusal to repurchase any or all of these shares. At March 30, 1996, no common shares were issued under this agreement.

                                 ARTECON, INC.

                                 MARCH 30, 1996

 5. INCOME TAXES

     In accordance with Statement of Financial Accounting Standard No. 109 Accounting for Income Taxes, the Company has reversed its valuation allowance for deferred tax assets of $845,505 at March 25, 1995 during fiscal year 1996 as it is deemed to be more likely than not that the Company will be able to realize such amounts as they become due. Primarily as a result of the reversal of the valuation allowance, the Company has a net tax benefit of $240,266 during 1996.

     Significant components of the provision (benefit) for income taxes are as follows:

                                                             YEARS ENDED
                                                        ----------------------
                                                        MARCH 30,    MARCH 25,
                                                          1996         1995
                                                        ---------    ---------
Current:
  Federal.............................................  $      --     $14,858
  State...............................................     93,989      45,000
  Foreign.............................................         --      10,878
                                                        ---------     -------
                                                           93,989      70,736
                                                        ---------     -------
Deferred:
  Federal.............................................   (755,152)         --
  State...............................................    (53,031)         --
  Foreign                                                 473,928          --
                                                        ---------     -------
                                                         (334,255)         --
                                                        ---------     -------
                                                        $(240,266)    $70,736
                                                        =========     =======

     Significant components of the Company's net deferred tax assets are as follows:

                                                        MARCH 30,    MARCH 25,
                                                          1996         1995
                                                        ---------    ---------
Deferred tax assets:
  Tax credit carryforwards............................  $326,984     $ 326,080
  Net operating losses................................   144,012       205,356
  Various reserves and other..........................   241,879       186,111
  Inventory reserve...................................   160,000       221,776
                                                        --------     ---------
Total deferred tax assets.............................   872,875       939,323
Valuation allowance for deferred tax assets...........        --      (845,505)
                                                        --------     ---------
Net deferred tax assets...............................   872,875        93,818
                                                        --------     ---------
Deferred tax liabilities:
  Import reserve......................................   473,928            --
  Tax over book depreciation..........................    11,431        40,557
                                                        --------     ---------
Total deferred tax liabilities........................   485,359        40,557
                                                        --------     ---------
Net deferred tax assets...............................  $387,516     $  53,261
                                                        ========     =========

     At March 30, 1996, the Company had federal net operating loss carryforwards of approximately $424,000. The federal loss carryforwards will begin expiring in 2001, unless previously utilized. At March 30, 1996 the Company also has federal tax credit carryforwards of approximately $327,000. The federal tax credit carryforwards will begin expiring in 1999, unless previously utilized.

                                 ARTECON, INC.

                                 MARCH 30, 1996

     Pursuant to Internal Revenue Code Section 382, use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.

 6. COMMITMENTS

     The Company leases office and testing equipment under non-cancellable operating leases. Lease terms range from three to five years. The Company's U.S. headquarters is leased under an operating lease that has been extended to December 1999. The lease provides for rent escalation between a minimum of 3% and a maximum of 4% on January 1, 1998 and 1999 based on the consumer price index during the prior year.

     Future minimum lease commitments for all operating leases are as follows:

Fiscal year ending:
  1997...................................................  $  525,000
  1998...................................................     479,000
  1999...................................................     459,000
  2000...................................................     314,000
                                                           ----------
                                                           $1,777,000
                                                           ==========

     Total rent expense for the years ended March 30, 1996 and March 25, 1995 was approximately $519,000 and $593,000, respectively.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE


To the Stockholders and the Board of Directors
Artecon, Inc.
Carlsbad, California


Our audits were conducted for the purpose of forming an opinion on the basic financial statements for the years ended March 31, 1998 and March 29, 1997, taken as a whole. The supplemental schedule listed in Item 14 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This schedule is the responsibility of Artecon, Inc. management. Such supplemental schedule for the years ended March 31, 1998 and March 29, 1997 has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole. We have not audited the financial statements for the year ended March 30, 1996 and therefore have not subjected the supplemental schedule for the year then ended to auditing procedures. Accordingly, we express no opinion on the schedule for the year ended March 30, 1996.

                                        /s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
May 15, 1998
Costa Mesa, California
































                                       S-1

                                  SCHEDULE II

                                 ARTECON, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                      Balance at          Charged to          Charged to
                                      beginning of        costs and           other                                   Balance at
                                      period              expenses            accounts (1)        Deductions          end of period
                                      ---------------------------------------------------------------------------------------------
Allowance for doubtful accounts
  and sales returns
Year ended March 31, 1998                 170               259                 1,179                807(2)               801
Year ended March 29, 1997                 180                32                   --                  42(2)               170
Year ended March 30, 1996                 113               233                   --                 166(2)               180

Inventory reserves
Year ended March 31, 1998                 525             3,800                 1,338              1,714(3)             3,949
Year ended March 29, 1997                 400               797                   --                 672(3)               525
Year ended March 30, 1996                 545               690                   --                 835(3)               400


(1) Reserves of companies acquired.
(2) Uncollectible receivables charged off and credit issued for product returns.
(3) Consists primarily of the write-off of excess/obsolete inventories.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                         DESCRIPTION OF DOCUMENT
------                                         -----------------------

2.1        Agreement and Plan of Merger and Reorganization by and among the Registrant, Storage Acquisition Corp. and Artecon,
           Inc., dated as of December 22, 1997. (1)(3)
3.1        Second Amended and Restated Certificate of Incorporation of Registrant. (2)
3.2        Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.
3.3        Bylaws of Registrant. (5)
4.1        Form of Registrant's Common Stock Certificate. (5)
4.2        Form of Registrant's Series A Preferred Stock Certificate. (4)
10.1       Form of Voting Agreement, dated December 22, 1997, between Registrant and the shareholders of Artecon California, a
           California corporation formerly known as Artecon, Inc. ("Artecon California"), as named therein. (3)
10.2       Form of Voting Agreement, dated December 22, 1997, between Artecon California and the stockholders of the Registrant as named therein. (3)
10.3       Form of Indemnification Agreement entered into between the Registrant and its directors and officers. (2)
10.4       Registrant's 1996 Stock Option Plan, as amended. (5)(6)
10.5       Registrant's 1996 Employee Stock Purchase Plan, as amended. (5)(6)
10.6       Stockholders Agreement, dated December 26, 1992, among the Registrant, Gene E. Bowles, Jr., David A. Eeg, CP
           Acquisition, L.P. No. 4A, CP Acquisition, L.P. No. 4B, Capital Partners, Inc., FGS, Inc., Maxtor Corporation and
           certain other management investors. (2)
10.7       Lease, dated October 8, 1993, between the Registrant and Callahan-Pentz Properties, McCarthy Four. (2)
10.8       First Amendment to Lease, dated June 28, 1995, between the Registrant and Callahan-Pentz Properties, McCarthy Four. (2)
10.9       Credit Agreement, Revolving Credit Note, Security Agreements, Guaranty of Payment, Patent Security Agreement and
           Trademark Security Agreement, each dated May 15, 1998, among the Registrant, LaSalle National Bank and the other parties named therein. (1)
10.10      Lease, dated July 9, 1993, as amended, between Artecon, Inc. and Vector Associates.
10.11      Asset Purchase Agreement, dated August 21, 1997, among Artecon California, Falcon Systems, Inc. and Craig Caudill.
10.12      Technology Purchase Agreement, dated August 21, 1997, among Founding Partners, Falcon Systems, Inc. and Craig Caudill.
10.13      Promissory Note, dated August 21, 1997, issued by Artecon California to Falcon Systems, Inc.
10.14      Promissory Note, dated August 21, 1997, issued by Founding Partners to Falcon Systems, Inc.
10.15      Technology License Agreement, dated August 21, 1997, between Artecon California and Founding Partners.
10.16      Amendment to Technology License Agreement, dated December 22, 1997, between Artecon California and Founding Partners.
10.17      Form of employment agreement between the Registrant and certain employees. (2)(6)
10.18      Amendment No. 1 to the Employment Agreement, dated March 9, 1998, between the Registrant and David A. Eeg. (6)
10.19      Amendment No. 1 to the Employment Agreement, dated March 9, 1998, between the Registrant and Robert Bylin. (6)


EXHIBIT
NUMBER                                         DESCRIPTION OF DOCUMENT
------                                         -----------------------


10.20      Standstill Agreement, dated December 22, 1997, between Artecon California and certain stockholders of the Registrant as named therein. (4)
11         Statement re computation of per share earnings.
21         Subsidiaries of Registrant.
23.1       Consent of Deloitte & Touche LLP.
23.2       Consent of Ernst & Young LLP.
24         Power of Attorney.  Reference is made to page II-44.
27         Financial Data Schedule.

---------------

     (1) Schedules omitted pursuant to Regulation S-K, Item 601(b)(2) of the Commission. Registrant undertakes to furnish such schedules to the Commission supplementally upon request.

     (2) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-20045), as amended, and incorporated herein by reference.

     (3) Filed as an exhibit to the Schedule 13D filed by Artecon California, a California corporation (formerly known as Artecon, Inc.) on December 29, 1997, and incorporated herein by reference.

     (4) Filed as an exhibit to Registrant's Registration Statement on Form S-4 (No. 333-47593) and incorporated herein by reference.

     (5) Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-56281) and incorporated herein by reference.

     (6) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).