Form 10-Q
period 1998-06-30
ARTECON INC /DE/
filed 1998-08-03
CIK 1027032

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

                         Commission File Number 0-22015

                                  ARTECON, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                     77-032-4887
         (State or other jurisdiction of    (I.R.S. Employer
         incorporation or organization)     Identification Number)

         6305 El Camino Real
         Carlsbad, CA                               92009
         (Address of principal                    (Zip Code)
         executive offices)

                                 (760) 931-5500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of June 30, 1998, there were 21,461,601 shares of the Registrant's Common Stock outstanding.

                                 ARTECON, INC.

                                FORM 10-Q INDEX

                                                                                            Page
                                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1998
         (unaudited) and March 31,1998 ...................................................     3

         Consolidated Statements of Income (unaudited)
         for the Three Months Ended June 30, 1998 and June 28, 1997 ......................     5

         Consolidated Statements of Cash Flows (unaudited)
         for the Three Months Ended June 30, 1998 and June 28, 1997 ......................     6

         Notes to Consolidated Financial Statements (unaudited) ..........................     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................................     9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk .......................    12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................................    12
Item 2.  Change in Securities and Use of Proceeds ........................................    12
Item 3.  Defaults Upon Senior Securities .................................................    12
Item 4.  Submission of Matters to a Vote of Security Holders .............................    12
Item 5.  Other Information ...............................................................    13
Item 6.  Exhibits and Reports on Form 8-K ................................................    13

Signatures ...............................................................................    14

Exhibit Index ............................................................................    15

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                  ARTECON, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                               June 30,         March 31,
                                                                 1998             1998
                                                               --------         --------
                                                              (unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                    $  1,266         $  7,992
  Accounts receivable, less allowance for doubtful
    Accounts and sales returns of $953 at June 30, 1998
    And $801 at March 31, 1998                                   23,112           18,415
  Inventories, net                                               16,175           12,354
  Deferred income taxes                                           3,460            3,510
  Prepaid expenses and other                                      1,671            1,654
                                                               --------         --------

    Total current assets                                         45,684           43,925

Property and Equipment
Machinery and equipment                                           4,704            4,474
Tooling molds                                                     1,158            1,158
Furniture and fixtures                                              173              105
Computer software                                                   368              347
                                                               --------         --------

                                                                  6,403            6,084
Less: accumulated depreciation                                   (2,980)          (2,358)
                                                               --------         --------

    Property and equipment, net                                   3,423            3,726

Other Assets                                                          3              133

Goodwill, net                                                     4,501            4,668

Other Intangible Assets, net                                      2,999            3,291

Deferred Income Taxes                                             1,521            1,602
                                                               --------         --------

                                                               $ 58,131         $ 57,345
                                                               ========         ========



                             See accompanying notes

                                                                 June 30,         March 31,
                                                                   1998             1998
                                                                 --------         --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                                 $ 16,829         $ 14,161
Accrued compensation                                                1,976            2,431
Accrued merger liabilities                                          2,926            5,406
Other accrued liabilities                                           3,345            4,317
Short-term borrowings                                                  --               35
Current portion of long-term debt                                     459              756
                                                                 --------         --------
Total current liabilities                                          25,535           27,106

Long-Term Liabilities                                                  85               13

Borrowings Under Lines of Credit                                   10,920            7,899

Long-Term Debt                                                      1,706            2,585

Minority Interest                                                      43               63
                                                                 --------         --------
    Total Liabilities                                              38,289           37,666

Shareholders' Equity
Convertible preferred A shares, $.005 par value, 10,000
  shares authorized, 2,494 shares issued and outstanding
  at June 30, 1998 and March 31, 1998; liquidation
  preference of $4,988                                                 12               12
Common shares, $.005 par value, 40,000 shares authorized;
  21,462 and 21,387 shares issued and outstanding
  at June 30, 1998 and March 31, 1998, respectively                   107              107
Additional paid-in capital                                         39,181           39,148
Accumulated other comprehensive income:
  Foreign currency translation adjustment                             (36)             (97)
Accumulated deficit                                               (19,422)         (19,491)
                                                                 --------         --------
                                                                   19,842           19,679
                                                                 --------         --------

                                                                 $ 58,131         $ 57,345
                                                                 ========         ========



                             See accompanying notes

                                  ARTECON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                         JUNE 30,         JUNE 28,
                                                           1998             1997
                                                         --------         --------
NET REVENUES                                             $ 26,945         $ 12,158

COST OF SALES                                              16,717            8,900
                                                         --------         --------

GROSS MARGIN                                               10,228            3,258

OPERATING EXPENSES:
Selling, general and administrative                         7,707            2,168
Research and development                                    2,157              654
                                                         --------         --------
    Total operating expenses                                9,864            2,822

OPERATING INCOME                                              364              436

OTHER EXPENSE:
Other expense , net                                             8               (8)
(Loss) gain on foreign currency transactions, net             (23)             (12)
Interest, net                                                (224)            (141)
                                                         --------         --------
    Total other expense                                      (239)            (161)

INCOME BEFORE INCOME TAX PROVISION                            125              275

INCOME TAX  PROVISION                                          56              171
                                                         --------         --------

NET  INCOME                                              $     69         $    104

OTHER COMPREHENSIVE INCOME:
  Foreign currency translation adjustment                      61              129
                                                         --------         --------

COMPREHENSIVE INCOME                                     $    130         $    233
                                                         ========         ========

BASIC NET INCOME PER SHARE                               $   0.00         $   0.02
                                                         ========         ========

WEIGHTED AVERAGE SHARES USED TO CALCULATE
  BASIC NET INCOME PER SHARE                               21,425            5,199
                                                         ========         ========

DILUTED NET INCOME PER SHARE                             $   0.00         $   0.01
                                                         ========         ========

WEIGHTED AVERAGE SHARES USED TO CALCULATE
  DILUTED NET INCOME PER SHARE                             23,173            8,345
                                                         ========         ========



                             See accompanying notes

                                  ARTECON, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                        June 30,         June 28,
                                                          1998             1997
                                                        --------         --------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                              $     69         $    104
Adjustments to reconcile net loss to net cash
  Provided by operating activities
  Depreciation and amortization                            1,192              115
  Changes in operating assets and liabilities
    Accounts Receivable                                   (4,697)            (414)
    Inventories                                           (3,821)           1,558
    Prepaid expenses and other assets                        137           (1,135)
    Accounts Payable                                       2,668           (2,313)
    Other accrued liabilities                             (5,138)             718
    Income taxes payable                                      --             (138)
    Long-term liabilities                                     72              (69)
                                                        --------         --------

      Net cash used by operating activities               (9,518)          (1,574)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                          (323)            (141)
                                                        --------         --------
      Net cash used by investing activities                 (323)            (141)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings                             15,964            5,480
Payments on bank borrowings                              (12,931)          (4,688)
Issuance of common shares                                     33               --
                                                        --------         --------

      Net cash provided financing activities               3,066              792

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       49              129

NET DECREASE IN CASH                                      (6,726)            (794)

CASH, beginning of period                                  7,992              746
                                                        --------         --------

CASH, end of period                                     $  1,266         $    (48)
                                                        ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION - Cash paid during the period for:
  Interest                                              $    146         $     69
                                                        ========         ========
  Income taxes                                          $      6         $    121
                                                        ========         ========


                             See accompanying notes

                                  ARTECON, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements included herein have been prepared by Artecon, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. for the year ended March 31, 1998. The results of operations for the three months ended June 30, 1998, are not necessarily indicative of the results which may be reported for any other interim period or for the year ending March 31, 1999.

         During the quarter ended June 30, 1998, the Company reclassified a portion of its costs of sales to selling expenses which is attributable to evaluation, demo equipment and customer support inventory units.

2.       INVENTORIES

         Inventories, net of reserves, consist of (in thousands):

                                                 June 30,       March 31,
                                                   1998           1998
                                                 -------        -------
            Purchased parts and materials        $11,933        $ 7,521
            Work-in-process                        2,880          1,891
            Finished goods                         1,362          2,942
                                                 -------        -------
                                                 $16,175        $12,354
                                                 =======        =======

3.       BORROWINGS UNDER LINE OF CREDIT

         In May 1998, the Company entered into a revolving credit facility with LaSalle National Bank (the "Line of Credit") which permits borrowings of up to $15,000,000. Under the terms of the Line of Credit, borrowings are collateralized by substantially all of the Company's assets and mature in May 2001 unless otherwise renewed. Borrowings under the Line of Credit bear interest either at the bank's prime rate, or at the LIBOR rate plus 1.75%. Monthly payments consist of interest only, with the principal due at maturity. As of June 30, 1998, the total outstanding balance under the Line of Credit was $10.6 million.

4.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"). This statement establishes standards for computing and presenting earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the respective periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. FAS 128 requires restatement of all prior-period EPS data presented.

The following table sets forth the computation of basic and diluted net income per share:

                                  ARTECON, INC.
          STATEMENTS OF CONSOLIDATED COMPUTATION OF EARNINGS PER SHARE
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                        June 30 1998                             June 28, 1997
                             ----------------------------------        ----------------------------------
                                                          PER                                       PER
                               NET        WEIGHTED       SHARE          NET         WEIGHTED       SHARE
                             INCOME        SHARES        AMOUNT        INCOME        SHARES        AMOUNT
                             ------       --------       ------        ------       --------       ------
Basic net income
  per share                  $   69        21,425        $ 0.00        $  104         5,199        $ 0.02
Effective of dilutive
  Securities -
  preferred stock                           1,630                                     3,146
  Stock options                               118                                        --
                             ------        ------        ------        ------         -----        ------
Diluted net income
  per share plus
  assumed conversion
  of preferred stock
  and stock options          $   69        23,173        $ 0.00        $  104         8,345        $ 0.01
                             ======        ======        ======        ======        ======        ======


5.       EMPLOYEE STOCK PLAN

         A total of 3,000,000 shares of common stock are currently reserved for issuance pursuant to the 1996 Stock Option Plan (the "1996 Plan"). During the first quarter, the Company granted options to purchase 1,496,500 of common stock at exercise prices ranging from $2.75 to $3.75 per share. Additionally, options to purchase 217,500 shares of common stock with exercise prices ranging from $5.13 to $7.00 per share were cancelled and re-granted at $3.38 per share. As of June 30, 1998, options to purchase 1,947,713 shares of common stock were outstanding under the 1996 Plan and 1,052,287 shares of common stock remained available for issuance under the 1996 Plan.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires the Company to report comprehensive income and its components, including foreign currency translation adjustments. SFAS 130 also requires the Company to restate financial statements for earlier periods provided for comparative purposes.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments. Additionally, in February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employer's Disclosure about Pensions and Other Post Retirement Benefits". Effective for the fiscal year ended March 31, 1999, the Company will adopt SFAS 131 and SFAS 132. The Company does not anticipate that the adoption of SFAS 131 and SFAS 132 will have a significant effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company designs, manufactures, markets and supports a broad range of scalable, fully integrated data storage products for the open-systems computing environment. The Company has established itself as a leader in the design, manufacture and sale of third-party mass storage and enhancement products in the Sun Microsystems, UNIX and PC-LAN markets, offering both host-attached and network-attached storage solutions for a broad range of customers. The Company offers a wide range of products and services in four principal areas: enterprise storage, workstation and server rack solutions, telecommunications and disk and tape storage systems.

         On March 31, 1998, the Company (then known as Storage Dimensions, Inc.) entered into a merger transaction with Artecon, Inc., a California corporation ("Artecon California"), in a stock-for-stock transaction accounted for as a purchase of the Company by Artecon California but in which the Company was the surviving entity (the "Storage Dimensions Merger"). In connection with the Storage Dimensions Merger, the Company changed its name from Storage Dimensions, Inc. to Artecon, Inc. As a result of the Storage Dimensions Merger, the Company is one of the world's largest third-party storage companies serving the combined PC-LAN and UNIX open systems network computer markets.

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

         The Company's financial results referred to in this Report for periods prior to the closing of the Storage Dimensions Merger or the Falcon Acquisition do not include financial results for Storage Dimensions or Falcon, respectively, for such periods.

         On June 25, 1998, Artecon California was merged with and into the Company.

         Fluctuations in quarterly and annual results may occur as a result of factors affecting demand for the Company's products such as the timing of the Company's and competitors' new product introductions and product enhancements. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period. The forward-looking comments contained in the following discussion involve risks and uncertainties. The Company's actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences can be found in the following discussion as well as the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 28, 1997

         Net Revenues. Net revenues reflect invoiced amounts for products shipped less reserves for estimated returns. Net revenues for the three months ended June 30, 1998 were $26.9 million compared to $12.2 million for the three months ended June 28, 1997, an increase of approximately 120%. Such increase in net revenues is primarily attributable to the Falcon Acquisition and Storage Dimensions Merger.

         Gross Margin. Gross margin for the three months ended June 30, 1998 was $10.2 million, or 37.9% of net revenues, compared to $3.3 million, or 27.0% of net revenues, for the three months ended June 28, 1997. This increase in gross margin as a percentage of net revenue is primarily attributable to two factors; efficiencies gained due to the consolidation of Storage Dimensions and Artecon manufacturing operations and a shift in the mix of product sales during the quarter towards higher margin product lines. In addition, during the first quarter of this year, the Company implemented a reclassification of expenses, which favorably impacted gross profit margins compared to the same quarter last year. This reclassification, which accounted for approximately four percentage points of the total gross margin percentage, was made to better reflect charges related to evaluation, demo equipment and customer support inventory units. These expenses were recorded as marketing and customer services expenses (selling, general and administrative expenses) as opposed to costs of sales.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses are comprised primarily of salaries and commissions, marketing costs and overhead costs associated with the Company's finance and support staff. Selling, general and administrative expenses increased to $7.7 million, or 28.6% of net revenues, for the three months ended June 30, 1998 compared to $2.2 million, or 18.0% of net revenues, for the three month period ended June 28, 1997. The increase in selling, general and administrative expenses as a percentage of net revenues is attributable primarily to expenses associated with the additional sales and marketing personnel acquired as a result of the Storage Dimensions Merger. Additionally, approximately $500,000 of amortization expense for goodwill and intangible assets was recorded in the first quarter of fiscal 1998.

         Research and Development Expenses. Research and development expenses are comprised primarily of prototype expenses, salaries for employees directly engaged in research and other costs associated with product development. Research and development expenses increased to $2.2 million, or 8.2% of net revenues, for the three months ended June 30, 1998 compared to $0.7 million, or 5.7% of net revenues, for the three months ended June 28, 1997. The increase in research and development expenses is attributable to management's strategy to maintain the combined Storage Dimensions and Aretcon engineering staff.

         Total Other Expense. Total other expense is comprised of interest, taxes and other expenses, if any, relating to the periods presented. Total other expense for the first quarter of fiscal 1998 was $239,000, compared to $161,000 for the first quarter of fiscal 1997. This increase in other expenses is primarily attributable to a $83,000 increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had $1.3 million in cash and cash equivalents, compared to $8.0 million at March 31, 1998, a decrease of $6.7 million. This decrease was primarily attributable to two factors: an increase in inventory and payment of restructuring costs related to the Storage Dimensions Merger.

         Since inception, the Company has financed its operations primarily through a combination of cash generated from operations, bank borrowings, and through sales of its capital stock. The Company had approximately $23.1 million of accounts receivable at June 30, 1998 compared to $18.4 million at March 31, 1998, an increase of $4.7 million. This increase is primarily attributable to the large volume of products shipped during the last month of the quarter. Accounts payable increased $2.7 million from March 31, 1998 to June 30, 1998 primarily due to the increase in inventory.

         In May 1998, the Company entered into a Line of Credit with LaSalle National Bank which permits borrowings of up to $15,000,000. Under the terms of the Line of Credit, borrowings are collateralized by substantially all of the Company's assets and mature in May 2001 unless otherwise renewed. Borrowings under the Line of Credit bear interest either at the bank's prime rate, or at the LIBOR rate plus 1.75%. Monthly payments consist of interest only, with the principal due at maturity. As of June 30, 1998, the total outstanding balance under the Line of Credit was $10.6 million.

         The Company's Japanese subsidiary has three lines of credit with a Japanese bank for borrowings of up to an aggregate of $75 million Yen (approximately US $540,000 at June 30, 1998) at interest rates ranging from 1.62% to 2.4%. Interest is due monthly, with principal due and payable on various dates through February 27, 1999. Borrowings are secured by the inventories of the Japanese subsidiary. As of June 30, 1998, the total amount outstanding under the three credit lines was $40 million Yen (approximately US $288,000).

         The Company's management believes that its cash resources from operations and amounts available under the Line of Credit are sufficient to meet its current capital commitments and the operating requirements of its existing business for at least the next twelve months. However, there can be no assurance that the Company will not need to obtain additional capital before such time. The actual amount and timing of working capital and capital expenditures that the Company may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of resources from continued operations, the increase in manufacturing capabilities, the timing and extent of the introduction of new products and services, and growth in personnel and operations.

         In February 1998, the staff of the Nasdaq Stock Market ("Nasdaq") determined that the Storage Dimensions Merger would cause the Company to be subject to the Nasdaq National Market's initial listing requirements. Since the Company had met all applicable initial listing requirements other than the $5.00 minimum bid requirement, Nasdaq staff granted the Company a 90-day period following the closing of the Storage Dimensions Merger in which to evidence compliance with the $5.00 minimum bid requirement for 10 consecutive trading days. Since the closing of the Storage Dimensions Merger, Artecon's stock has traded between a high of approximately $4.00 per share to a low of approximately $2.00 per share. In July 1998, the Company received a letter from Nasdaq stating Nasdaq's intention to delist the Company's Common Stock from trading on the Nasdaq National Market for failing to meet the $5.00 minimum bid initial listing requirement.

         The Company believes that the Nasdaq's $5.00 minimum bid requirement should not have been applied to the Company, and has scheduled a hearing with the Nasdaq Qualifications Hearing Panel to appeal the Nasdaq staff's determination. In addition, the Company believes it could achieve compliance with the $5.00 minimum bid requirement if it were to effect a reverse stock split and, in the event of an adverse determination by the Hearing Panel, plans to request an additional period of time in which to effect such a split. The delisting action has been stayed pending the outcome of such hearing. No assurance can be given that the Company will prevail on any of the issues presented to the Hearing Panel or that the Company will not be delisted from the Nasdaq National Market. In the event of such a delisting, the Company's stock would no longer be traded on the Nasdaq National Market and instead would likely be traded on the Nasdaq SmallCap Market, which could have a material adverse effect on the Company, the trading price and liquidity of its Common Stock and the Company's ability to raise capital. In addition, although there would be no substantive change in the Company's business, if the Company is required to effect a reverse stock split, there could be a material adverse effect on the trading price of the Company's Common Stock.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 3, 1998, Artecon California filed a civil complaint in Santa Clara County Superior Court including, without limitation, claims of breach of contract, misappropriation of trade secrets and unfair competition against StorNet, Inc.("StorNet") and certain individuals (Civil Case No. CV 771742). On April 24, 1998, a settlement agreement was entered into with StorNet and those individuals. Under the terms of this confidential settlement, StorNet has agreed to pay certain settlement funds to Artecon.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 27.1 - Financial Data Schedule

(b) Reports on Form 8-K.

         On April 7, 1998, the Company filed a Current Report on Form 8-K dated March 31, 1998 reporting under Item 2 ("Acquisition or Disposition of Assets") that the Company had completed its merger with Artecon California pursuant to an Agreement and Plan of Merger and Reorganization, dated December 22, 1997, and under Item 4 ("Change in Registrant's Certifying Accountant") the change in the Company's independent public accounts from Price Waterhouse LLP to Deloitte & Touche LLP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ARTECON, INC. (Registrant)



Date:    August 3, 1998             /s/ James L. Lambert
                                    --------------------------------------------
                                    James L. Lambert
                                    President and Chief Executive Officer
                                    And Director (Principal Executive Officer)


Date:    August 3, 1998             /s/ Tesfaye Hailemichael
                                    --------------------------------------------
                                    Tesfaye Hailemichael
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
27.1                Financial Data Schedule