Form 10-Q
period 1998-09-30
ARTECON INC /DE/
filed 1998-11-16
CIK 1027032

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
           SEPTEMBER 30, 1998.

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______
           TO _______.

                         Commission File Number 0-22015

                                  ARTECON, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                             77-032-4887
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)            Identification Number)

              6305 El Camino Real                         92009
                 Carlsbad, CA                           (Zip Code)
             (Address of principal
               executive offices)

                                 (760) 931-5500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of September 30, 1998, there were 21,588,127 shares of the Registrant's Common Stock outstanding.

                          ARTECON, INC.FORM 10-Q INDEX


                                                                                Page
                                                                                ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 1998 (unaudited)
        and March 31, 1998......................................................  3

        Consolidated Statements of Operations (unaudited) for the Three
        Months and Six Months Ended September 30, 1998
        and September 27, 1997..................................................  5

        Consolidated Statements of Cash Flows (unaudited)
        for the Six Months Ended September 30, 1998 and
        September 27, 1997......................................................  6

        Notes to Consolidated Financial Statements (unaudited)..................  8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................... 11

Item 3. Quantitative and Qualitative Disclosure About Market Risk............... 17


PART II. OTHER INFORMATION

Item 1. Legal Proceedings....................................................... 17
Item 2. Change in Securities and Use of Proceeds................................ 17
Item 3. Defaults Upon Senior Securities......................................... 17
Item 4. Submission of Matters to a Vote of Security Holders..................... 17
Item 5. Other Information....................................................... 17
Item 6. Exhibits and Reports on Form 8-K........................................ 17

Signatures ..................................................................... 18

Exhibit Index................................................................... 19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ARTECON, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                  September 30,  March 31,
                                                                      1998         1998
                                                                  -------------  ---------
                                                                   (unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                          $ 2,745      $ 7,992
  Accounts receivable, less allowance for doubtful
    accounts and sales returns of $770 at September 30, 1998
    and $801 at March 31, 1998                                        21,972       18,415
  Inventories, net                                                    13,884       12,354
  Deferred income taxes                                                3,510        3,510
  Prepaid expenses and other                                           1,396        1,654
                                                                     -------      -------

    Total current assets                                              43,507       43,925

Property and Equipment
Machinery and equipment                                                4,847        4,474
Tooling molds                                                          1,158        1,158
Furniture and fixtures                                                   150          105
Computer software                                                        399          347
                                                                     -------      -------

                                                                       6,554        6,084
Less: accumulated depreciation                                        (3,633)      (2,358)
                                                                     -------      -------

    Property and equipment, net                                        2,921        3,726

Other Assets                                                               2          133

Goodwill, net                                                          4,335        4,668

Other Intangible Assets, net                                           3,047        3,291

Deferred Income Taxes                                                  1,521        1,602
                                                                     -------      -------

                                                                     $55,333      $57,345
                                                                     =======      =======




           See accompanying notes to consolidated financial statements

                                                                        September 30,        March 31,
                                                                             1998               1998
                                                                       -----------------   ---------------
                                                                         (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                             $ 12,442       $ 14,161
Accrued compensation                                                            2,305          2,431
Accrued merger liabilities                                                      1,147          5,406
Other accrued liabilities                                                       3,344          4,317
Income taxes payable                                                              293
Short-term borrowings                                                              --             35
Current portion of long-term debt                                                 466            756
                                                                             --------       --------
Total current liabilities                                                      19,997         27,106

Long-Term Liabilities                                                             103             13

Borrowings Under Lines of Credit                                               12,965          7,899

Long-Term Debt                                                                  1,592          2,585

Minority Interest                                                                  59             63
                                                                             --------       --------
    Total Liabilities                                                          34,716         37,666

Shareholders' Equity
Convertible preferred Series A shares, $.005 par value, 10,000 shares authorized, 2,494 shares issued and outstanding at September 30, 1998
  and March 31, 1998; liquidation preference of $4,988                             12             12
Common shares, $.005 par value, 40,000 shares authorized;
  21,588 and 21,387 shares issued and outstanding
  at September 30, 1998 and March 31, 1998, respectively                          108            107
Additional paid-in capital                                                     39,371         39,148
Accumulated other comprehensive income:
  Foreign currency translation adjustment                                         266            (97)
Accumulated deficit                                                           (19,140)       (19,491)
                                                                             --------       --------
                                                                               20,617         19,679
                                                                             --------       --------
                                                                             $ 55,333       $ 57,345
                                                                             ========       ========




           See accompanying notes to consolidated financial statements

                                  ARTECON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)


                                             Three Months Ended                  Six Months Ended
                                       September 30,     September 27,     September 30,     September 27,
                                           1998              1997              1998               1997
                                       -------------     -------------     -------------     -------------
NET REVENUES                              $ 30,968       $ 18,042           $ 57,913           $ 30,200

COST OF SALES                               19,868         12,215             36,585             20,910
                                          --------       --------           --------           --------

GROSS MARGIN                                11,100          5,827             21,328              9,290

OPERATING EXPENSES:
Selling & Service                            6,720          2,474             13,561              4,398
General & Administrative                     1,594          1,331              2,460              1,757
Research and development                     2,007            766              4,164              1,443
Acquired in-process research and
development costs                               --          3,700                 --              3,700
                                          --------       --------           --------           --------
    Total operating expenses                10,321          8,271             20,185             11,298

OPERATING INCOME (LOSS)                        779         (2,444)             1,143             (2,008)

OTHER EXPENSE:
Other income (expense), net                     (3)            13                  5                  5
Loss on foreign currency
transactions, net                               (1)           (24)               (24)               (36)
Interest, net                                 (248)          (152)              (472)              (293)
                                          --------       --------           --------           --------

    Total other expense                       (252)          (163)              (491)              (324)

INCOME (LOSS) BEFORE INCOME TAX
PROVISION (BENEFIT)                            527         (2,607)               652             (2,332)

INCOME TAX PROVISION (BENEFIT)                 245         (1,042)               301               (871)
                                          --------       --------           --------           --------

NET INCOME (LOSS)                         $    282       $ (1,565)          $    351           $ (1,461)
                                          ========       ========           ========           ========

BASIC NET INCOME (LOSS) PER SHARE         $   0.01       $  (0.26)          $   0.02           $  (0.26)
                                          ========       ========           ========           ========

WEIGHTED AVERAGE SHARES USED TO
CALCULATE BASIC NET INCOME (LOSS)
PER SHARE                                   21,525          5,910             21,475              5,558
                                          ========       ========           ========           ========

DILUTED NET  INCOME (LOSS) PER SHARE      $   0.01       $  (0.26)          $   0.01           $  (0.26)
                                          ========       ========           ========           ========

WEIGHTED AVERAGE SHARES USED TO
CALCULATE DILUTED NET INCOME (LOSS)
PER SHARE                                   23,898          5,910             23,483              5,558
                                          ========       ========           ========           ========




           See accompanying notes to consolidated financial statements

                ARTECON,INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                            September 30,     September 27,
                                                                1998              1997
                                                            -------------     -------------
CASH FLOW FROM OPERATING ACTIVITIES

Net income (loss)                                             $    351         $ (1,461)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities
  Depreciation and amortization                                  2,262              300
  Compensation expense related to stock issuance                    --              699
  Acquired in-process research and development costs                --            3,700
  Provision for doubtful accounts and sales returns                (31)            (627)
  Changes in operating assets and liabilities
    Accounts receivable                                         (3,526)          (2,906)
    Inventories                                                 (1,530)             836
    Prepaid expenses and other assets                               70           (1,745)
    Accounts payable                                            (1,719)          (2,078)
    Accrued compensation                                          (126)             162
    Accrued merger liabilities                                  (4,259)              --
    Other accrued liabilities                                     (973)             183
    Income taxes payable                                           293              409
    Long-term liabilities                                           90             (352)
                                                              --------         --------
      Net cash used by operating activities                     (9,098)          (2,880)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                                (484)            (351)
Cash paid for acquisition, net of cash acquired                     --             (432)
                                                              --------         --------
      Net cash used by investing activities                       (484)            (783)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings                                   30,674           11,988
Payments on bank borrowings                                    (26,926)          (9,262)
Issuance of common shares                                          224               17
                                                              --------         --------
      Net cash provided by financing activities                  3,972            2,743

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            363              174

NET DECREASE IN CASH                                            (5,247)            (746)

CASH, beginning of period                                        7,992              746
                                                              --------         --------
CASH, end of period                                           $  2,745         $     --
                                                              ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
  Interest                                                    $    483         $    210
                                                              ========         ========
  Income taxes                                                $      9         $    343
                                                              ========         ========

                                                            September 30,     September 27,
                                                                1998              1997
                                                            -------------     -------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Issuance of common shares for accrued liability                              $    122
                                                                               ========
  Issuance of common shares for preferred share
    repurchase agreement                                                       $    125
                                                                               ========
DETAIL OF BUSINESS ACQUIRED IN PURCHASE BUSINESS
COMBINATION
On August 21, 1997 the Company acquired certain
  assets of Falcon Systems, Inc. A summary of the
  the transaction is as follows:
    Fair value of other assets acquired                                        $ 10,232
    Acquired in-process research and development costs                            3,700
    Other intangible assets                                                         420
    Goodwill                                                                        127
    Acquired developed technology                                                    91
    Note to Falcon shareholder                                                   (2,500)
    Cash paid for acquisition, net of cash acquired                                (432)
                                                                               --------
    Liabilities                                                                $ 11,638
                                                                               ========




           See accompanying notes to consolidated financial statements

                                  ARTECON, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements included herein have been prepared by Artecon, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. The results of operations for the three months and six months ended September 30, 1998, are not necessarily indicative of the results which may be reported for any other interim period or for the year ending March 31, 1999.

     During the six months ended September 30, 1998, the Company reclassified a portion of its costs of sales to selling and research and development expenses which is attributable to evaluation, demo equipment and customer service inventory units. For comparative purposes, the Company has reclassified the financial statements for the three and six months periods ended September 27, 1997 to conform to the current year presentation.

     Certain other prior year amounts have been reclassified to conform to the current year presentation.

2.   INVENTORIES

     Inventories, net of reserves, consist of (in thousands):

                                                September 30,         March 31,
                                                    1998                1998
                                                -------------         ---------
     Purchased parts and materials                 $ 8,843            $ 6,972
     Work-in-process                                 1,364              1,599
     Finished goods                                  3,677              3,783
                                                   -------            -------
                                                   $13,884            $12,354
                                                   =======            =======


3.       BORROWINGS UNDER LINE OF CREDIT

     In May 1998, the Company entered into a revolving credit facility with LaSalle National Bank (the "Line of Credit") which permits borrowings of up to $15,000,000. Under the terms of the Line of Credit, borrowings are collateralized by substantially all of the Company's assets and mature in May 2001 unless otherwise renewed. Borrowings under the Line of Credit bear interest either at the bank's prime rate, or at the LIBOR rate plus 1.75%. Monthly payments consist of interest only, with the principal due at maturity. As of September 30, 1998, the total outstanding balance under the Line of Credit was $13.0 million.

4.   EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"). This statement establishes standards for computing and presenting earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the respective periods. Diluted net EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. FAS 128 requires restatement of all prior-period EPS data presented. The computation of diluted net income (loss) per share for the three and six month periods ended September 27, 1997, excludes the effect of the diluted securities, conversion of preferred stock and stock options since the effect would be antidilutive.

The following table sets forth the computation of basic and diluted net income
(loss) per share:


                                  ARTECON, INC.
      STATEMENTS OF CONSOLIDATED COMPUTATION OF NET INCOME (LOSS) PER SHARE
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                             Three Months Ended                  Six Months Ended
                                       September 30,     September 27,     September 30,   September 27,
                                            1998             1997             1998              1997
                                       -------------     -------------     -------------   -------------
BASIC NET INCOME (LOSS) PER SHARE

Net Income (Loss)                          $   282        $ (1,565)             $   351        $(1,461)
                                           =======        ========              =======        =======

Weighted average number of common
shares outstanding                          21,525           5,910               21,475          5,558
                                           =======        ========              =======        =======

Basic Net Income (Loss) Per Share          $  0.01        $  (0.26)             $  0.02        $ (0.26)
                                           =======        ========              =======        =======

DILUTED NET INCOME (LOSS) PER SHARE

Net Income (Loss)                          $   282        $ (1,565)             $   351        $(1,461)
                                           =======        ========              =======        =======

Weighted average number of shares
outstanding                                 21,525           5,910               21,475          5,558

Effect of dilutive securities
  Preferred stock                            2,290              --                1,907             --

  Stock options                                 83              --                  101             --
                                           -------        --------              -------        -------

Weighted average number of shares
as adjusted                                 23,898           5,910               23,483          5,558
                                           -------        --------              -------        -------

Diluted Net Income (Loss) Per Share        $  0.01        $  (0.26)             $  0.01        $ (0.26)
                                           -------        --------              -------        -------

5.   EMPLOYEE STOCK PLANS

     A total of 3,000,000 shares of common stock are currently reserved for issuance pursuant to the 1996 Stock Option Plan (the "1996 Plan"). During the first six months of the fiscal year ending March 31, 1999, the Company granted options to purchase 1,705,000 of common stock at exercise prices ranging from $1.63 to $3.75 per share. Additionally, options to purchase 217,500 shares of common stock with exercise prices ranging from $5.13 to $7.00 per share were cancelled and re-granted at an exercise price of $3.38 per share. As of September 30, 1998, options to purchase 1,877,988 shares of common stock were outstanding under the 1996 Plan and 1,122,012 shares of common stock remained available for issuance under the 1996 Plan.

     A total of 400,000 shares of Common Stock are currently reserved for issuance under the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). As of September 30, 1998, a total of 218,545 shares of Common Stock had been purchased under the Purchase Plan, and 181,455 shares remained available for purchase under the Purchase Plan.

6.   CHANGES IN ACCOUNTING PRINCIPLES

     As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires the Company to report comprehensive income and its components, including foreign currency translation adjustments. SFAS 130 also requires the Company to restate financial statements for earlier periods provided for comparative purposes. The Company's total comprehensive income is as follows:

                                                Three Months Ended              Six Months Ended
                                            September 30,  September 27,   September 30,  September 27,
                                                1998           1997            1998           1997
                                            -------------  -------------   -------------  -------------
Net Income (Loss)                            $   282        $(1,565)        $   351        $(1,461)

Foreign currency translation gain                302             45             363            174
                                             -------        -------         -------        -------
Total Comprehensive Income (Loss)            $   584        $(1,520)        $   714        $(1,287)
                                             =======        =======         =======        =======


7.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments. Additionally, in February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employer's Disclosure about Pensions and Other Post Retirement Benefits". Effective for the fiscal year ended March 31, 1999, the Company will adopt SFAS 131 and SFAS 132. The Company does not anticipate that the adoption of SFAS 131 and SFAS 132 will have a significant effect on the Company's financial statements.

     In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"; ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the change in fair value of the hedged assets, liabilities, or firm commitments. The Company believes the impact of adopting FAS 133 will not be material to results from continuing operations or equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements which are subject to a number of risks and uncertainties. Such forward-looking statements include statements regarding the Company's position as a leader in the markets within which it operates, anticipated growth in sales to various customer bases, efficiencies resulting from consolidation of operations and restructurings and the adequacy of the Company's capital resources to meet capital commitments and operating requirements. The Company's actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences can be found in the following discussion as well as the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

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

     On August 21, 1997, Artecon California acquired substantially all of the assets and liabilities of Falcon Systems, Inc. ("Falcon"), a network-attached storage server integrator and storage peripherals reseller, in a transaction accounted for as a purchase of Falcon by Artecon California (the "Falcon Acquisition"). The Falcon Acquisition has enabled the Company to achieve several important strategic objectives, including the acquisition of the AerREAL(TM) real-time specialized file server software and other complementary products to better serve the Company's existing customers, the expansion of the Company's customer base in the UNIX, Windows NT and Windows 95 markets and a significant expansion of the Company's revenue base.

     The Company's financial results referred to in this Report for periods prior to the closing of the Storage Dimensions Merger or the Falcon Acquisition do not include financial results for Storage Dimensions or Falcon, respectively, for such periods. Financial information for the Falcon business is included in the financial results since August 21, 1997, the effective date of the Falcon Acquisition.

     Fluctuations in quarterly and annual results may occur as a result of a number of risks factors, including: the level of competition; the size, timing, cancellation or rescheduling of significant orders; product configuration and mix; general economic, market conditions and buyer purchasing trends; market acceptance of new products and product enhancements; new product announcements or introductions by competitors; deferrals of customer orders in anticipation of new products or product enhancements; changes in pricing by the Company or its competitors; the impact of price protection measures and return privileges granted by the Company to its distributors and VARs; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis; hardware component costs and availability, particularly with respect to hardware components obtained from sole sources; hardware supply constraints; the company's success in expanding its sales and marketing programs; technological changes in the network storage system market, in particular the PC-LAN and UNIX storage system markets; the mix of sales among the Company's sales channels; levels of expenditures on research and development; changes in the Company's strategy; personnel changes; and general economic trends and other factors. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 27, 1997

     Net Revenues. Net revenues reflect invoiced amounts for products shipped, less reserves for estimated returns. Net revenues increased $13.0 million, or 72%, to $31.0 million for the quarter ended September 30, 1998 compared to $18.0 million for the three months ended September 27, 1997, and increased $27.7 million, or 92%, to $57.9 million for the six-month period ended September 30, 1998 compared to $30.2 million for the six-month period ended September 27, 1997. The increase in net revenues for the six-month period ended September 30, 1998 compared to the six-month period ended September 27, 1997 is primarily attributable to the Storage Dimensions Merger which represented $27.8 million of this increase. In addition, net revenues were favorably impacted by an increase of $3.9 million, or 15%, for the Artecon product line offset by a $4.0 million decrease in the Falcon product line. Net revenues in the quarter ended September 30, 1998 increased to $31.0 million, or 15%, compared to $26.9 million in the quarter ended June 30, 1998. This increase is primarily attributable to continued increase in demand from Internet Service Provider customers and growth in sales of Network-Attached Storage products.

     Gross Margin. Gross margin as a percentage of net revenues for the three and six-month periods ended September 30, 1998 were 35.8% and 36.8% of net revenues, respectively, compared to 32.3% and 30.8% of net revenues, respectively, for the three- and six-month periods ended September 27, 1997. These increases in gross margin as a percentage of net revenue were primarily attributable to two factors: efficiencies gained due to the consolidation of Storage Dimensions and Artecon manufacturing operations and a reclassification of expenses by the Company during the first fiscal quarter of 1998. This reclassification, which accounted for approximately four percentage points of the total gross margin percentages in both the three and six month periods ended September 30, 1998, was made to better reflect charges relating to products used for evaluation, demo equipment and customer service inventory units. These reclassified expenses were recorded as selling and service expenses and research and development expenses as opposed to costs of sales. For comparative purposes, costs of sales for the three- and six months ended September 27, 1997 have been restated to reclassify these comparable expenses. This reclassification of expenses for the three and six-month periods ended September 30, 1998 were $1.2 million, or 3.8% of gross margin, and $2.3 million, or 3.9% of gross margin, respectively, compared to $188,000, or 1.0% of gross margin, and $393,000, or

1.3% of gross margin, respectively, for the comparable periods ended September 27, 1997.

     Selling and Services Expenses. Selling and service expenses are comprised primarily of salaries, commissions, and marketing costs. Selling and service expenses in the three and six months ended September 30, 1998 were $6.7 million, or 21.7% of net revenues, and $13.6 million, or 23.4% of net revenues, respectively, compared to $2.5 million, or 13.7% of net revenues, and $4.4 million, or 14.6% of net revenues, for the comparable periods ended September 27, 1997. These increases in selling expenses as a percentage of net revenues were primarily attributable to two factors: expenses associated with the additional sales and marketing personnel acquired as a result of the Storage Dimensions Merger, and additional expenses attributable to evaluation, demo equipment, and customer service units as part of the reclassification referred to above. These evaluation, demo equipment and customer service unit expenses in the three and six-months ended September 30, 1998 were $1.1 million, or 3.5% of net revenues, and $2.1 million, or 3.6% of net revenues, respectively, compared to $178,000, or 1.0% of net revenues, and $360,000, or 1.2% of net revenues, respectively, for the comparable periods ended September 27, 1997. Selling and services expenses decreased in total from $6.8 million, or 25.4% of net revenues, in the quarter ended June 30, 1998 to $6.7 million, or 21.7% of net revenues in the quarter ended September 30, 1998.

     General and Administrative Expenses. General and administrative ("G & A") expenses are comprised of overhead costs associated with the Company's finance and administrative staff. G & A expenses in the three- and six-months periods ended September 30, 1998 were $1.6 million, or 5.1% of net revenues, and $2.5 million or 4.2% of net revenues, respectively, compared to $1.3 million, or 7.4% of net revenues, and $1.8 million, or 5.8% of net revenues, respectively, for the same periods ended September 27, 1997. The decrease in G & A expenses as a percentage of revenues compared to the prior fiscal year, is primarily attributable to the efficiencies gained from consolidation of the Storage Dimensions and Artecon finance and administrative staffs.

     Research and Development Expenses. Research and development expenses are comprised primarily of prototype expenses, salaries for employees directly engaged in research and other costs associated with product development. Research and development expenses in the three- and six-month periods ended September 30, 1998 were $2.0 million, or 6.5% of net revenues, and $4.2 million, or 7.2% of net revenues, respectively, compared to $0.8 million or 4.2% of net revenues, and $1.4 million, or 4.8% of net revenues, respectively, for the same periods ended September 27, 1997. The increase in research and development expenses compared to the prior fiscal year is attributable to management's strategy to substantially maintain the combined Storage Dimensions and Artecon engineering staff. Research and development expenses decreased from $2.2 million in the quarter ended June 30, 1998, to $2.0 million in the quarter ended September 30, 1998, or 8.0% and 6.5% of net revenues, respectively. This decrease in research and development expenses as a percentage of revenues is primarily attributable to efficiencies achieved in our two engineering facilities.

     Acquired in-process research and development costs. In the quarter ended September 27, 1997, the Company recognized an additional charge against earnings of $3.7 million for in-process research and development costs relating to the Falcon Acquisition. These costs represented certain hardware and software products acquired that had not established technological feasibility and are deemed to have no future alternative use.

     Total Other Expense. Total other expense is comprised of interest, taxes, foreign currency gains and losses, and other expenses, if any, relating to the periods presented. Total other expenses for the three- and six-month periods ended September 30, 1998 were $252,000 and $491,000, respectively, compared to $163,000 and $324,000 for the comparable periods ended September 27, 1997. This increase in other expenses is primarily attributable to increases in interest expense for borrowings under the Line of Credit.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through a combination of cash generated from operations, bank borrowings, and through sales of its capital stock. At September 30, 1998, the Company had $2.7 million in cash and cash equivalents, compared to $8.0 million at March 31, 1998, a decrease of $5.3 million. This decrease was primarily attributable to net cash used in operations of $9.1 million which included payment of $4.3 million for restructuring costs related to the Storage Dimensions Merger and an increase in accounts receivable of $3.6 million. Financing activities and proceeds from the Company's 1996 Plan and Purchase Plan provided $3.7 million and $224,000, respectively.

     Cash and cash equivalents at September 30, 1998 increased $1.4 million to $2.7 million from $1.3 million compared to the balance at June 30, 1998. This increase was primarily attributable to efforts to reduce inventory and accounts receivable collection efforts.

     The Company had approximately $22.0 million of accounts receivable at September 30, 1998 compared to $18.4 million at March 31, 1998, an increase of $3.6 million. This increase is primarily attributable to the Storage Dimensions Merger and corresponding increases in net revenues. Accounts receivable decreased $1.2 million during the quarter ended September 30, 1998 primarily due to more aggressive collection efforts. At September 30, 1998, the Company had $13.9 million in net inventory compared to $12.3 million at March 31, 1998. Inventory decreased $2.3 million during the quarter ended September 30, 1998. This decrease is primarily attributable to increased efficiencies in inventory management and Just-In-Time delivery.

     In May 1998, the Company entered into a Line of Credit with LaSalle National Bank that permits borrowings of up to $15,000,000. Under the terms of the Line of Credit, borrowings are collateralized by substantially all of the Company's assets and mature in May 2001 unless otherwise renewed. Borrowings under the Line of Credit bear interest either at the bank's prime rate, or at the LIBOR rate plus 1.75%. Monthly payments consist of interest only, with the principal due at maturity. As of September 30, 1998, the total outstanding balance under the Line of Credit was $13.0 million.

     The Company's Japanese subsidiary has three lines of credit with a Japanese bank for borrowings of up to an aggregate of 75 million Yen (approximately US $549,000 at September 30, 1998) at interest rates ranging from 1.8% to 2.4%. Interest is due monthly, with principal due and payable on various dates through February 27, 1999. Borrowings are secured by the inventories of the Japanese subsidiary. As of September 30, 1998, the total amount outstanding under the three credit lines was 25 million Yen (approximately US $183,000).

     The Company's management believes that its cash resources from operations and amounts available under the Line of Credit are sufficient to meet its current capital commitments and the operating requirements of its existing business for at least the next twelve months. However, there can be no assurance that the Company will not need to obtain additional capital before such time. The actual amount and timing of working capital and capital expenditures that the Company may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from continued operations, the increase in manufacturing capabilities, the timing and extent of the introduction of new products and services, and growth in personnel and operations.

     In February 1998, the staff of the Nasdaq Stock Market ("Nasdaq") determined that the Storage Dimensions Merger would cause the Company to be subject to the Nasdaq National Market's initial listing requirements. Since the Company had met all applicable initial listing requirements other than the $5.00 minimum bid requirement, the Nasdaq staff granted the Company a 90-day period following the closing of the Storage Dimensions Merger in which to evidence compliance with the $5.00 minimum bid requirement for 10 consecutive trading days. Since the closing of the Storage Dimensions Merger, the Company's stock has not traded higher than approximately $4.00 per share.

     As a result, in July 1998, the Company received a letter from Nasdaq stating Nasdaq's intention to delist the Company's common stock from trading on the Nasdaq National Market System. At the request of the Company, in August 1998 a hearing was held before a Nasdaq Listing Qualifications Panel ("Panel") to address the Company's continued listing on the Nasdaq National Market System. On October 21, 1998, the Company was notified that the Panel agreed with the Company's position it presented at the hearing that the initial listing requirements should not have been applied. Accordingly, the Panel has determined to continue the Company's listing on the Nasdaq National Market System, without any further action required by the Company at this time.

CERTAIN RISKS

Year 2000 Compliance.

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000 ("Y2K"), these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such Y2K requirements.

     State of readiness

     The Company has defined Y2K compliance in accordance with the British Standards Institute (BSI). According to the BSI DISC PD2000, Y2K conformity shall mean that neither performance nor functionality is affected by dates prior to, during and after Y2K. Y2K compliance is based on the following factors: 1) during the normal operation, the value for the current date will not cause any interruption in operation; 2) date-based functionality must behave consistently for dates prior to, during and after Y2K; 3) in all interfaces and data storage, the century in any date must be specified either explicitly or by unambiguous algorithms or inferencing rules; and 4) Y2K must be recognized as a leap year.

     In 1996, the Company started a comprehensive Y2K program for its data storage products. This program includes verification testing of existing products, implementation of date code programming policies, and the integration of compliance tests for all enhancements and future products. The Company established certain criteria to obtain Y2K compliance, expanding year fields to four digits, windowing, date encoding techniques, and absence of date code dependency. The Company's technology generally lends itself to being Y2K compliant based on the absence of date dependencies in the hardware, software, and firmware code. The Company certifies to its customers that the hardware, software, and firmware developed, manufactured and distributed by the Company is Y2K compliant. In addition, the Company's products also recognize Y2K as a leap year. To date, approximately 95% of the Company's data storage products are Y2K compliant, and the Company anticipates having the remaining products Y2K compliant by the end of 1998.

        In 1997, the Company implemented a Y2K assessment program for its internal processing systems. The program currently includes an inventory and assessment of information systems, testing and implementation. The Company has identified the major systems that will require modification to make them Y2K compliant and anticipates completion of the process by the end of 1998. To date, approximately 60% of these internal processing systems are Y2K compliant, and the Company anticipates having the remaining internal processing systems Y2K compliant by the end of 1998 with any additional testing of such systems to be completed by the first quarter 1999.

     The Company may include software from third party vendors as a part of its data storage products. The Company has received compliance statements from such software vendors and has conducted internal testing to verify their Y2K compliance statements. Additionally, the Company is the process of distributing questionnaires to its other major suppliers and other third party vendors to determine their state of readiness for Y2K issues. The Company is assessing the effect the Y2K issues may have on its suppliers and cannot determine the impact it may have on the Company's operations.

     Costs to address the Company's Y2K issues.

     While it is difficult to quantify the total cost to the Company of Y2K compliance activities, the Company's best estimate of resources that are allocated to this program is approximately $500,000. However, there can be no assurance that Y2K issues will not have a material adverse impact on the Company's business, results of operations or financial condition.

     Risks of the Company's Y2K issues

     The Company believes that the Y2K issue may affect the purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Y2K compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company. Conversely, Y2K issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and consequent decrease in long-term demand for products. Additionally, Y2K issues could cause a significant number of companies, including current customers, to reevaluate their current information system needs, and as result consider switching to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.

     The Company's contingency plan

     The Company currently does not have a contingency plan in place if any of the systems, processes, or third party suppliers mentioned are not Y2K compliant. Currently, the Company is in the process of preparing a contingency plan for Y2K compliance issues, and anticipates having such a contingency plan in place by the end of 1998.

     The Euro Conversion

     On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro. These countries have agreed to adopt the euro as their common legal currency on that date. The euro will then trade on currency exchanges and be available for non-cash transactions. These countries will issue sovereign debt exclusively in euro and will re-denominate outstanding sovereign debt. Effective on this date, these countries will no longer control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, will be exercised by the new European Central Bank.

     Following introduction of the euro, the legacy currencies are scheduled to remain legal tender in these countries as a denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the country's legacy currency on a "no compulsion, no prohibition" basis. However, conversion rates no longer will be computed directly from one legacy currency to another. Instead a "triangulation" process will be applied whereby an amount denominated in one legacy currency first will be converted into an amount denominated in euro, and the resultant euro-denominated amount is converted into the second legacy currency.

     The Company is the process of evaluating the impact this conversion of the euro will have on its financial condition and results of operations. The company does not anticipate that the conversation to the euro will have a significant impact on the Company's financial statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not applicable


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        Exhibit 27.1 -- Financial Data Schedule

(b)  Reports on Form 8-K.

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ARTECON, INC. (Registrant)



Date: November 16, 1998                 /s/ James L. Lambert
                                        ----------------------------------------
                                        James L. Lambert
                                        President and Chief Executive Officer
                                        and Director
                                        (Principal Executive Officer)

Date: November 16, 1998                 /s/ Victor Hart Powers
                                        ----------------------------------------
                                        Victor Hart Powers
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
27.1         Financial Data Schedule