Form 10-Q
period 1998-12-31
ARTECON INC /DE/
filed 1999-02-16
CIK 1027032

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of December 31, 1998, there were 21,602,441 shares of the Registrant's Common Stock outstanding.

                                 ARTECON, INC.
                                FORM 10-Q INDEX

                                                                                         Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

               Consolidated Balance Sheets as of December 31, 1998
               (unaudited) and March 31, 1998 ............................................ 3
               Consolidated Statements of Operations (unaudited)
               for the Three Months and Nine Months Ended December 31,1998
               and 1997................................................................... 5

               Consolidated Statements of Cash Flows (unaudited)
               for the Nine Months Ended December 31, 1998 and 1997....................... 6

               Notes to Consolidated Financial Statements (unaudited)..................... 8

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................................10

Item 3.        Quantitative and Qualitative Disclosure About Market Risk..................16


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings..........................................................16
Item 2.        Change in Securities and Use of Proceeds...................................16
Item 3.        Defaults Upon Senior Securities............................................16
Item 4.        Submission of Matters to a Vote of Security Holders........................16
Item 5.        Other Information..........................................................17
Item 6.        Exhibits and Reports on Form 8-K...........................................17
Signatures     ...........................................................................18

Exhibit Index ............................................................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                  ARTECON, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                               December 31,   March 31,
                                                                  1998          1998
                                                              -------------   ---------
                                                              (unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                     $  1,389      $  7,992
  Accounts receivable, less allowance for doubtful
    accounts and sales returns of $839 at December 31, 1998
    and $801 at March 31, 1998                                    15,144        18,415
  Inventories, net                                                13,334        12,354
  Deferred income taxes                                            3,510         3,510
  Prepaid expenses and other                                       1,299         1,654
                                                                --------      --------

    Total current assets                                          34,676        43,925

Property and Equipment
Machinery and equipment                                            4,760         4,474
Tooling molds                                                        975         1,158
Furniture and fixtures                                               150           105
Computer software                                                    400           347
                                                                --------      --------

                                                                   6,285         6,084
Less: accumulated depreciation                                    (4,234)       (2,358)
                                                                --------      --------

    Property and equipment, net                                    2,051         3,726

Other Assets                                                           2           133

Goodwill, net                                                      4,168         4,668

Other Intangible Assets, net                                       1,763         3,291

Deferred Income Taxes                                              1,521         1,602
                                                                --------      --------


                                                                $ 44,181      $ 57,345
                                                                ========      ========


           See accompanying notes to consolidated financial statements

                                                                                  December 31,    March 31,
                                                                                      1998           1998
                                                                                  -------------   ---------
                                                                                   (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                                     $ 10,467      $ 14,161
Accrued compensation                                                                    1,509         2,431
Accrued merger liabilities                                                                569         5,406
Other accrued liabilities                                                               3,662         4,317
Short-term borrowings                                                                      --            35
Current portion of long-term debt                                                         474           756
                                                                                     --------      --------
Total current liabilities                                                              16,681        27,106

Long-term Liabilities                                                                     142            13

Borrowings Under Lines of Credit                                                       12,296         7,899

Long-term Debt                                                                          1,475         2,585

Minority Interest                                                                          51            63
                                                                                     --------      --------

    Total Liabilities                                                                  30,645        37,666

Shareholders' Equity
Convertible preferred Series A shares, $.005 par value, 10,000 shares authorized, 2,494 shares issued and outstanding at December 31, 1998 and March 31, 1998;
  Liquidation Preference of $4,988                                                         12            12
Common shares, $.005 par value, 40,000 shares authorized;
  21,588 and 21,387 shares issued and outstanding
  at December 31, 1998 and March 31, 1998, respectively                                   108           107
Additional paid-in capital                                                             39,376        39,148
Accumulated other comprehensive income:
  Foreign currency translation adjustment                                                 (25)          (97)
Accumulated deficit                                                                   (25,935)      (19,491)
                                                                                     --------      --------
  Total shareholders' equity                                                           13,536        19,679
                                                                                     --------      --------

                                                                                     $ 44,181      $ 57,345
                                                                                     ========      ========


           See accompanying notes to consolidated financial statements

                                  ARTECON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                 Three Months Ended          Nine Months Ended
                                              December 31,  December 31,  December 31,   December 31,
                                                 1998          1997          1998          1997
                                              -----------   ------------  ------------   ------------

NET REVENUES                                   $ 19,639      $ 22,401      $ 77,552      $ 52,601

COST OF SALES                                    13,554        16,070        50,139        36,980
RESTRUCTURE EXPENSES                                403            --           403            --
                                               --------      --------      --------      --------

GROSS MARGIN                                      5,682         6,331        27,010        15,621

OPERATING EXPENSES:
Selling & service                                 7,105         3,872        20,666         8,270
General & administrative                          1,574           963         4,034         2,720
Research and development                          1,825           948         5,989         2,391
Restructure expenses                              1,404            --         1,404            --
Impairment of intangible assets                     580            --           580            --
Acquired in-process research
  and development costs                              --            --            --         3,700
                                               --------      --------      --------      --------
    Total operating expenses                     12,488         5,783        32,673        17,081

OPERATING INCOME (LOSS)                          (6,806)          548        (5,663)       (1,460)

OTHER EXPENSE:
Other income (expense), net                          10           (82)           15           (77)
Loss on foreign currency transactions, net           (1)         (149)          (25)         (185)

Interest, net                                      (282)         (172)         (754)         (465)
                                               --------      --------      --------      --------

    Total other expense                            (273)         (403)         (764)         (727)

INCOME (LOSS) BEFORE INCOME                      (7,079)          145        (6,427)       (2,187)
  TAX PROVISION

INCOME TAX PROVISION (BENEFIT)                     (284)          298            17          (573)
                                               --------      --------      --------      --------

NET LOSS                                       $ (6,795)     $   (153)     $ (6,444)     $ (1,614)
                                               ========      ========      ========      ========

BASIC NET LOSS PER SHARE                       $  (0.32)     $  (0.03)     $  (0.30)     $  (0.29)
                                               ========      ========      ========      ========

WEIGHTED AVERAGE SHARES USED
  TO CALCULATE BASIC NET LOSS
  PER SHARE                                      21,595         6,041        21,515         5,619
                                               ========      ========      ========      ========

DILUTED NET LOSS PER SHARE                     $  (0.32)     $  (0.03)     $  (0.30)     $  (0.29)
                                               ========      ========      ========      ========

WEIGHTED AVERAGE SHARES USED
  TO CALCULATE DILUTED NET LOSS
  PER SHARE                                      21,595         6,041        21,515         5,619
                                               ========      ========      ========      ========


           See accompanying notes to consolidated financial statements

                ARTECON,INC.CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                        December 31,  December 31,
                                                           1998          1997
                                                        ------------  ------------

CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                 $ (6,444)     $ (1,614)
Adjustments to reconcile net loss to net cash
  Used in operating activities
  Depreciation and amortization                             3,388           635
  Compensation expense related to stock issuances              --           699
  Acquired in-process research and development costs           --         3,700
  Provision for doubtful accounts and sales returns            38          (457)
  Deferred Income taxes                                        --        (1,933)
  Impairment of intangible assets                             880            --
  Changes in operating assets and liabilities
    Accounts Receivable                                     3,233        (1,913)
    Inventories                                              (980)           67
    Prepaid expenses and other assets                         601            36
    Accounts payable                                       (3,694)       (2,051)
    Accrued compensation                                     (922)          280
    Accrued merger liabilities                             (4,837)           --
    Other accrued liabilities                                (667)         (596)
    Income taxes payable                                       --           568
    Long-term liabilities                                     129          (104)
                                                         --------      --------

      Net cash used by operating activities                (9,275)       (2,683)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                           (599)         (440)
Cash paid for acquisition, net of cash acquired                --          (432)
                                                         --------      --------
      Net cash used by investing activities                  (599)         (872)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings                              40,754        24,208
Payments on bank borrowings                               (37,784)      (21,571)
Issuance of common shares                                     229            17
                                                         --------      --------

      Net cash provided by financing activities             3,199         2,654

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        72           155

NET DECREASE IN CASH                                       (6,603)         (746)

CASH, beginning of period                                   7,992           746
                                                         --------      --------

CASH, end of period                                      $  1,389            $-
                                                         ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION - Cash paid during the period
  for:
  Interest                                               $    554      $    400
                                                         ========      ========
  Income taxes                                           $     11      $    761
                                                         ========      ========


                                                        December 31,     December 31,
                                                            1998             1997
                                                        ------------     ------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Issuance of common shares for accrued liability                         $    122
                                                                          ========
  Issuance of common shares for preferred share
    repurchase agreement                                                  $    125
                                                                          ========
DETAIL OF BUSINESS ACQUIRED IN PURCHASE
BUSINESS COMBINATION On August 21, 1997,
  the Company acquired certain
    assets of Falcon Systems, Inc.
  A summary of the transaction is as follows:
    Fair value of other assets acquired                                   $ 10,232
    Acquired in-process research and development costs                       3,700
    Other intangible assets                                                    420
    Goodwill                                                                   127
    Acquired developed technology                                               91
    Note to Falcon shareholder                                              (2,500)
    Cash paid for acquisition, net of cash acquired                           (432)
                                                                          --------
    Liabilities assumed                                                   $ 11,638
                                                                          ========

           See accompanying notes to consolidated financial statements

                                  ARTECON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements included herein have been prepared by Artecon, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. The results of operations for the three months and nine months ended December 31, 1998, are not necessarily indicative of the results which may be reported for any other interim period or for the year ending March 31, 1999.


2.      INVENTORIES

        Inventories, net of reserves, consist of (in thousands):

                                 December 31, March 31,
                                   1998        1998
                                  -------     -------
Purchased parts and materials     $ 9,158     $ 6,972
Work-in-process                        40       1,599
Finished goods                      4,136       3,783
                                  -------     -------
                                  $13,334     $12,354
                                  =======     =======

        During the quarter ended December 31, 1998, the Company recorded a charge of approximately $2.1 million for write-offs of inventory. These write-offs were related to excess and obsolete inventory and customer service inventory reserves. In addition, approximately $416,000 of inventory was written off for discontinued product lines as part of the restructuring expenses.

3.      BORROWINGS UNDER LINE OF CREDIT

        In May 1998, the Company entered into a revolving credit facility with LaSalle National Bank (the "Line of Credit") which permits borrowings of up to $15,000,000. Under the terms of the Line of Credit, borrowings are collateralized by substantially all of the Company's assets and mature in May 2001 unless otherwise renewed. Borrowings under the Line of Credit bear interest either at the bank's prime rate, or at the LIBOR rate plus 1.75%. Monthly payments consist of interest only, with the principal due at maturity. As of December 31, 1998, the total outstanding balance under the Line of Credit was $12.3 million. The line of credit agreement requires that the Company comply with certain covenants, including minimum net income and tangible net worth. The Company is currently not in compliance with these covenants, and has obtained waivers regarding its non-compliance with these covenants.

4.     EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement

No. 128, "Earnings Per Share" ("FAS 128"). This statement establishes standards for computing and presenting earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the respective periods. Diluted net EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. FAS 128 requires restatement of all prior-period EPS data presented. The computation of diluted net loss per share for the three and nine month periods ended December 31, 1998 and 1997, respectively, excludes the effect of the diluted securities, conversion of preferred stock and stock options since the effect would be antidilutive.

5.    EMPLOYEE STOCK PLANS

        A total of 3,000,000 shares of common stock are currently reserved for issuance pursuant to the 1996 Stock Option Plan (the "1996 Plan"). During the first nine months of the fiscal year ending March 31, 1999, the Company granted options to purchase 1,867,500 shares of common stock at exercise prices ranging from $1.50 to $3.75 per share. Additionally, options to purchase 217,500 shares of common stock with exercise prices ranging from $5.13 to $7.00 per share were cancelled and re-granted at an exercise price of $3.38 per share. As of December 31, 1998, options to purchase 1,720,367 shares of common stock were outstanding under the 1996 Plan and 1,279,633 shares of common stock remained available for issuance under the 1996 Plan.

        A total of 400,000 shares of Common Stock are currently reserved for issuance under the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). As of December 31, 1998, a total of 218,545 shares of Common Stock had been purchased under the Purchase Plan, and 181,455 shares remained available for purchase under the Purchase Plan.

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

                                           Three Months Ended                 Nine Months Ended
                                     December 31,     December 31,      December 31,       December 31,
                                        1998              1997              1998              1997
                                     ------------     ------------      ------------       ------------

Net Loss                              $(6,795)          $  (153)          $(6,444)          $(1,641)

Foreign currency translation
(loss) gain                              (291)              (19)               72               155
                                      -------           -------           -------           -------

Total Comprehensive Loss              $(7,086)          $  (172)          $(6,372)          $(1,486)
                                      =======           =======           =======           =======

7.      RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments. Additionally, in February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employer's Disclosure about Pensions and Other Post Retirement Benefits". Effective for the fiscal year ending March 31, 1999, the Company will adopt SFAS 131 and SFAS 132. The Company does not anticipate that the adoption of SFAS 131 and SFAS 132 will have a significant effect on the Company's financial statements.

        In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the change in fair value of the hedged assets, liabilities, or firm commitments. The Company believes the impact of adopting SFAS 133 will not be material to results from continuing operations or equity.

8.      RESTRUCTURING AND IMPAIRMENT OF INTANGIBLE ASSETS

        During the quarter ended December 31, 1998, the Company recognized approximately $1.8 million in restructuring charges. These charges were related to a formal decision by the Board of Directors to consolidate one of its engineering facilities, eliminate low-volume, low-profit product lines, discontinue a certain product development project, and to consolidate sales and service facilities.

        During the quarter ended December 31, 1998, the Company recognized an $880,000 impairment of intangible assets. This asset impairment related to a revaluation of other assets associated with the reduction of the related workforce. Of the total impairment of intangible assets, $300,000 has been included as a component of restructuring expenses, as the impairment was a direct result of employee terminations associated with the restructuring activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-Q contains forward-looking statements, which are subject to a number of risks and uncertainties. Such forward-looking statements include statements regarding the Company's position as a leader in the markets within which it operates, anticipated growth in sales to various customer bases, efficiencies resulting from consolidation of operations and restructuring and the adequacy of the Company's capital resources to meet capital commitments and operating requirements. The Company's actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences can be found in the following discussion as well as the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

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

        Fluctuations in quarterly and annual results may occur as a result of a number of risk factors, including: the level of competition; the size, timing, cancellation or rescheduling of significant orders; product configuration and mix; general economic, market conditions and buyer purchasing trends; market acceptance of new products and product enhancements; new product announcements or introductions by competitors; deferrals of customer orders in anticipation of new products or product enhancements; changes in pricing by the Company or its competitors; the impact of price protection measures and return privileges granted by the Company to its distributors and VARs; the ability of the Company to develop, introduce and market new products and product enhancements on a timely basis; hardware component costs and availability, particularly with respect to hardware components obtained from sole sources; hardware supply constraints; the company's success in expanding its sales and marketing programs; technological changes in the network storage system market, in particular the PC-LAN and UNIX storage system markets; the mix of sales among the Company's sales channels; levels of expenditures on research and development; changes in the Company's strategy; personnel changes; and general economic trends and other factors. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997

        Net Revenues. Net revenues reflect invoiced amounts for products shipped, less reserves for estimated returns. Net revenues decreased $2.8 million, or 12.3%, to $19.6 million for the quarter ended December 31, 1998 compared to $22.4 million for the three months ended December 31, 1997. Net revenues decreased $11.4 million in the quarter ended December 31, 1998 compared to the second quarter ended September 30, 1998. The decrease in revenues is primarily attributable to lower than expected orders from key customer segments including financial services and energy customers, slower than expected production ramp up by some of the Company's telecommunications and OEM customers, and less than expected government spending patterns.

        Net revenues increased $25.0 million, or 47.4%, to $77.6 million for the nine-month period ended December 31, 1998 compared to $52.6 million for the same period last year. This increase in net revenues is primarily attributable to revenue from the Storage Dimensions product lines, which represented $35.7 million of this increase. This increase was offset by a $12.7 million decrease in revenues from the Falcon product lines.

        Gross Margin. Gross margin as a percentage of net revenues for the three- and nine-month periods ended December 31, 1998 were 28.9% and 34.8% of net revenues, respectively, compared to 28.3% and 29.7% of net revenues, respectively, for the three- and nine-month periods ended December 31, 1997. These increases in gross margin as a percentage of net revenues were primarily attributable to efficiencies gained due to the consolidation of Storage Dimensions and Artecon product lines. Gross margin as a percentage of net revenues for the quarter ended December 31, 1998 decreased to 28.9% compared to 35.8% for the quarter ended September 30, 1998. This decrease is primarily attributable to two factors: a $1.1 million write-off of inventory for excess and obsolete inventory, and $403,000 related to restructuring expenses.

        Selling and Services Expenses. Selling and service expenses are comprised primarily of salaries, commissions, and marketing costs. Selling and service expenses in the three and nine months ended December 31, 1998 were $7.1 million, or 36.2% of net revenues, and $20.7 million, or 26.6% of net revenues, respectively, compared to $3.9 million, or 17.3% of net revenues, and $8.3 million, or 15.7% of net revenues, for the comparable periods ended December 31, 1997. These increases in selling expenses as a percentage of net revenues were primarily attributable to two factors: lower than expected revenues and an approximate $896,000 write-off of excess and obsolete and service inventory.

        General and Administrative Expenses. General and administrative ("G & A") expenses are comprised of overhead costs associated with the Company's finance and administrative staff. G & A expenses in the three-and nine-month periods ended December 31, 1998 were $1.6 million, or 8.0% of net revenues, and $4.0 million, or 5.2% of net revenues, respectively, compared to $1.0 million, or 4.3% of net revenues, and $2.7 million, or 5.2% of net revenues, respectively, for the same periods a year ago. The increase in G & A expenses for the quarter ended December 31, 1998 as a percentage of revenues compared to the prior fiscal year is primarily attributable to the lower sales revenue.

        Research and Development Expenses. Research and development expenses are comprised primarily of prototype expenses, salaries for employees directly engaged in research and other costs associated with product development. Research and development expenses in the three- and nine-month periods ended December 31, 1998 were $1.8 million, or 9.3% of net revenues, and $6.0 million, or 7.7% of net revenues, respectively, compared to $0.9 million, or 4.2% of net revenues, and $2.4 million, or 4.5% of net revenues, respectively, for the same periods ended December 31, 1997. The increase in research and development expenses compared to the prior fiscal year is attributable to management's decision to initially maintain the combined Storage Dimensions and Artecon engineering staff, which has subsequently been reduced as part of the restructuring. The increase in research and development expenses as a percentage of revenues compared to the prior fiscal year is attributable to the lower than expected sales revenues.

        Restructuring Expenses and Impairment of Intangible Assets. During the quarter ended December 31, 1998, the Company recognized approximately $1.8 million in restructuring charges. These charges were related to a formal decision by the Board of Directors to consolidate one of its engineering facilities, eliminate low-volume, low-profit product lines, discontinue a certain product development project, and to consolidate sales and service facilities. These restructuring expenses are comprised of severance and workforce reduction expenses of $554,000, inventory write-off for discontinued product lines of $416,000, sales office leases and other office closure expenses of $714,000, and write-off of $123,000 of tooling costs associated with a certain product development project.

        During the quarter ended December 31, 1998, the Company recognized an $880,000 impairment of intangible assets. This asset impairment is related to a revaluation of other intangible assets associated with the reduction of the related workforce. Of the total impairment of intangible assets, $300,000 has been included as a component of restructuring expenses, as the impairment was a direct result of employee terminations associated with the restructuring activities.

        Acquired in-process research and development costs. In the quarter ended September 27, 1997, the Company recognized an additional charge against earnings of $3.7 million for in-process research and development costs relating to the Falcon Acquisition. These costs represented certain hardware and software products acquired that had not established technological feasibility and are deemed to have no future alternative use based on management assumptions.

        Total Other Expense. Total other expense is comprised of interest, taxes, foreign currency gains and losses, and other expenses, if any, relating to the periods presented. Total other expenses for the three- and nine-month periods ended December 31, 1998 were $273,000 and $764,000, respectively, compared to $403,000 and $727,000 for the comparable periods ended December 31, 1997. This increase in other expenses is primarily attributable to increases in interest expense for borrowings under the Line of Credit offset by a decrease in losses on foreign currency transactions.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed its operations primarily through a combination of cash generated from operations, bank borrowings, and sales of its capital stock. At December 31, 1998, the Company had $1.4 million in cash and cash equivalents, compared to $8.0 million at March 31, 1998, a decrease of $6.6 million. This decrease was primarily attributable to net cash used in operations of $9.0 million which included payment of $4.8 million for transaction costs related to the Storage Dimensions Merger, a decrease in accounts payable of $3.6 million, offset by a $3,2 million decrease in accounts receivable. Financing activities and proceeds from the Company's 1996 Stock Option Plan and Stock Purchase Plan provided $3.0 million and $229,000, respectively.

        Cash and cash equivalents at December 31, 1998 decreased $1.3 million to $1.4 million from a $2.7 million balance at September 30, 1998. This decrease was primarily attributable to a paydown of the Line of Credit and accounts payable.

        The Company had approximately $15.1 million of accounts receivable at December 31, 1998 compared to $18.4 million at March 31, 1998, a decrease of $3.3 million. This decrease is primarily attributable to more aggressive collection efforts and lower sales revenue in the quarter ended December 31, 1998. At December 31, 1998, the Company had $13.3 million in net inventory compared to $12.4 million at March 31, 1998. This increase is primarily attributable to the Storage Dimensions Merger offset by a $2.1 million write down of inventories during the quarter ended December 31, 1998.

        In May 1998, the Company entered into a Line of Credit with LaSalle National Bank that permits borrowings of up to $15,000,000. Under the terms of the Line of Credit, borrowings are collateralized by substantially all of the Company's assets and mature in May 2001 unless otherwise renewed. Borrowings under the Line of Credit bear interest either at the bank's prime rate, or at the LIBOR rate plus 1.75%. Monthly payments consist of interest only, with the principal due at maturity. As of December 31, 1998, the total outstanding balance under the Line of Credit was $12.3 million. The line of credit agreement requires that the Company comply with certain covenants, including minimum net income and tangible net worth. The Company is currently not in compliance with these covenants and has obtained waivers regarding its non-compliance with these covenants.

        The Company's Japanese subsidiary has three lines of credit with a Japanese bank for borrowings of up to an aggregate of 50 million Yen (approximately US $441,000 at December 31, 1998) at interest rates ranging from 1.8% to 2.5%. Interest is due monthly, with principal due and payable on various dates through November 2003. Borrowings are secured by the inventories of the Japanese subsidiary. As of December 31, 1998, the total amount outstanding under the three credit lines was 49 million Yen (approximately US $434,000 at December 31, 1998).

        The Company's management believes that its expected cash resources from operations and amounts available under the Line of Credit are sufficient to meet its current capital commitments and the operating requirements of its existing business for at least the next twelve months. However, there can be no assurance that the Company will not need to obtain additional capital before such time. The actual amount and timing of working capital and capital expenditures that the Company may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from continued operations, the increase in manufacturing capabilities, the timing and extent of the introduction of new products and services, and growth in personnel and operations.

CERTAIN RISKS

Year 2000 Compliance.

        Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000 ("Y2K"), these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such Y2K requirements.

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

        In 1996, the Company started a comprehensive Y2K program for its data storage products. This program includes verification testing of existing products, implementation of date code programming policies, and the integration of compliance tests for all enhancements and future products. The Company established certain criteria to obtain Y2K compliance, expanding year fields to four digits, windowing, date encoding techniques, and absence of date code dependency. The Company's technology generally lends itself to being Y2K compliant based on the absence of date dependencies in the hardware, software, and firmware code. The Company certifies to its customers that the hardware, software, and firmware developed, manufactured and distributed by the Company is Y2K compliant. In addition, the Company's products also recognize Y2K as a leap year. To date, approximately 95% of the Company's data storage products are Y2K compliant, and the Company anticipates having the remaining products Y2K compliant by the end of March 1999.

        In 1997, the Company implemented a Y2K assessment program for its internal processing systems. The program currently includes an inventory and assessment of information systems, testing and implementation. The Company has identified the major systems that will require modification to make them Y2K compliant and anticipates completion of the process by the end of March 1999. To date, approximately 60% of these internal processing systems are Y2K compliant, and the Company anticipates having the remaining internal processing systems Y2K compliant by the first quarter of calendar 1999 with any additional testing of such systems to be completed by the second quarter of calendar 1999.

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

        The Company's contingency plan

        The Company currently does not have a contingency plan in place if any of the systems, processes, or third party suppliers mentioned is not Y2K compliant. Currently, the Company is in the process of preparing a contingency plan for Y2K compliance issues, and anticipates having such a contingency plan in place by the end of the first quarter of calendar 1999.

The Euro Conversion

        On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. These countries have agreed to adopt the euro as their common legal currency on that date. The euro will then trade on currency exchanges and be available for non-cash transactions. These countries will issue sovereign debt exclusively in euro and will re-denominate outstanding sovereign debt. Effective on this date, these countries will no longer control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, will be exercised by the new European Central Bank.

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



                           ARTECON, INC. (Registrant)



Date:   February 16, 1999          /s/ James L. Lambert
                                   ------------------------------------------
                                   James L. Lambert
                                   President and Chief Executive Officer
                                   and Director (Principal Executive Officer)

Date:   February 16, 1999          /s/ Victor Hart Powers
                                   ------------------------------------------
                                   Victor Hart Powers
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
------              -----------

27.1           Financial Data Schedule
