Form 10-K405
period 1999-03-31
ARTECON INC /DE/
filed 1999-06-29
CIK 1027032

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K
                                ----------------

    (MARK ONE)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: MARCH 31, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________ .

                         COMMISSION FILE NUMBER 0-22015

                                ----------------

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

                                ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 3, 1999 was $12,621,566 based upon the last sales price reported for such date on the Nasdaq National Market. The foregoing excludes the Common Stock held by executive officers, directors and shareholders whose beneficial ownership exceeds 5% of the Common Stock outstanding at June 3, 1999. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

     As of June 3, 1999, registrant had outstanding 21,772,227 shares of Common Stock.

                                ----------------

                       DOCUMENTS INCORPORATED BY REFERENCE

NO DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE.

                                  ARTECON, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                     PART I
Item 1.   Business...................................................................................   3
Item 2.   Properties.................................................................................  16
Item 3.   Legal Proceedings..........................................................................  16
Item 4.   Submission of Matters to a Vote of Security Holders........................................  16

                                     PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters......................  17
Item 6.   Selected Financial Data....................................................................  17
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations......  19
Item 7A   Quantitative and Qualitative Disclosures About Market Risk.................................  25
Item 8.   Financial Statements and Supplementary Data................................................  25
Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.......  25

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant.........................................  25
Item 11.  Executive Compensation.....................................................................  27
Item 12.  Security Ownership of Certain Beneficial Owners and Management.............................  29
Item 13.  Certain Relationships and Related Transactions.............................................  30

                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............................  32

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

     Artecon Inc. ("Artecon" or the "Company"), founded in 1984, designs, manufactures, markets and supports a broad range of data storage products used in Internet and enterprise storage networks and for the open-systems computing environment. The Company has established itself as a leader in the design, manufacture and sale of third-party mass storage solutions for a broad range of customers. The Company's enterprise storage product line includes scalable RAID systems which allow users to grow modularly from a single mass storage device to over 30 TB, of fault-tolerant mass storage, thereby meeting the capacity and performance needs of a wide range of customers while protecting and maintaining the customer's investment. Telecommunication companies often require certification of compliance with Bellcore's Network Equipment-Building System, or NEBS. The Company's telecommunications infrastructure and Internet storage EXTREME product line represent what the Company believes was the first fully NEBS-certified, multi-terabyte solution for high-end, application-specific needs of telecommunications and government customers using commercially available workstation technology. The Company also provides systems integration and a variety of other service and support programs for its customers.

     In August 1997, Artecon, Inc., a California corporation, formerly a subsidiary of Artecon, or Artecon California, acquired substantially all of the assets and liabilities of Falcon Systems, Inc. or Falcon, a network-attached storage server integrator and storage peripherals reseller, in a transaction accounted for as a purchase of Falcon by Artecon California, or the Falcon acquisition. The Falcon acquisition has enabled Artecon to achieve several important strategic objectives, including the acquisition of the AerREAL(TM) real-time specialized file server software and other complementary products to better serve the Company's existing customers, the expansion of the Company's customer base in the UNIX market and a significant expansion of the Company's revenue base.

     On March 31, 1998, Artecon, Inc. and Storage Dimensions, Inc., or SDI, completed a reverse merger whereby SDI acquired Artecon in a stock-for-stock transaction. Immediately after the merger, SDI changed its name to Artecon, Inc. In the merger, shareholders of the former Artecon, Inc. received approximately 62% of the common stock, and 100% of the preferred stock of the new Artecon. Since the former Artecon's shareholders received a substantial majority of the common stock of the new Artecon, the transaction was accounted for as a purchase of SDI by Artecon. As a result, the historical financial results included in this Annual Report on Form 10K are those of Artecon and include the results of operations of business of Falcon following the Falcon acquisition in August 1997 and the results of operations and business of SDI following the reverse merger on March 31, 1998. Subsequent to the SDI merger the new Artecon wrote off substantial research and development costs that were in process at SDI prior to the merger.

     In June 1998, Artecon California was merged with and into the Company.

     On April 30, 1999, the Company announced that it has entered into a definitive merger agreement whereby Artecon will merge with Box Hill Systems Corp., a New York corporation ("Box Hill") in a tax-free, stock-for-stock transaction intended to be accounted for as a pooling of interests. Under the terms of the Agreement and Plan of Merger dated April 29, 1999 ("the Merger Agreement"), each outstanding share of common stock of Artecon will be converted into 0.40 of a share of Box Hill Common Stock. Each issued and outstanding share of preferred stock of Artecon will be converted into Box Hill Common Stock based on the terms defined in the Merger Agreement. In addition to shareholder approvals, the Merger is subject to customary closing conditions as well as certain regulatory approvals. The parties anticipate that the Merger will close by the end of the third quarter of calendar 1999. If the Merger is successfully completed, the Company will cease to be a separate registrant with the Securities and Exchange Commission, and future operating results of the Company would be reported on a combined basis with Box Hill.

INDUSTRY BACKGROUND

     The rapid proliferation of new data-intensive applications, such as video, the Internet, intranets, multimedia, data warehousing and data mining, and the migration of mission-critical applications away from mainframe computers have fueled the demand for open-systems data storage. Disk storage systems, tape backup systems and software-based management tools designed to operate on multiple platforms are becoming a strategic part of network computing. System purchase decisions are becoming increasingly focused on data storage and, increasingly, capital expenditures for storage systems are equal to or greater than those made on computer processing hardware. Storage architectures based on protocols such as UltraSCSI and Fibre Channel and topologies such as the SAN are driving a much greater focus on data center purchasing towards storage. Currently, the industry is split into solutions based on host-attached storage and solutions based on network-attached storage.

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

     Many companies use a combination of both types of systems, often employing Windows NT-based Intel machines for front office work (e.g., accounting, office support, administration) and UNIX-based RISC workstations and servers for back office functions such as engineering and manufacturing. More recently, Windows NT workstations have been developed by companies such as Compaq and Hewlett Packard, or "HP," among others, to challenge the dominance of UNIX workstations in the engineering, scientific and other technical arenas. This has resulted in a gradual but steady transition from the UNIX-installed base towards Windows NT, further stimulating the demand for open-systems storage solutions that support multiple operating systems on platforms from a variety of vendors.

     HOST-ATTACHED STORAGE. The open-systems market's current host-attached storage options include disk arrays, RAID storage systems and tape backup systems. Each of these is generally attached to the host by a SCSI bus. SCSI, including UltraSCSI, Ultra2 and Ultra3, was designed to transfer data at higher rates with enhanced reliability and lower error rates, has been the dominant commercially available interface currently used in most disk array and RAID storage systems. Fibre Channel, an emerging high-speed serial interface that has recently become commercially available, is regarded by many industry participants as the storage industry's next-generation interface. Fibre Channel enables the transfer of data between computers and peripherals at substantially increased rates, over greatly increased cabling lengths and among a greater number of host/device connections. A number of industry leaders, including Microsoft Corporation, Seagate, Quantum, IBM, Sun, and Emulex, have indicated support for Fibre Channel technology and have announced that they are producing or plan to produce products that incorporate it.

     SAN BASED ON FIBRE CHANNEL. The requirements of the data intensive network environment have contributed to the growing importance of SANs, based on Fibre Channel. SANs represent localized networks of storage pools that can collectively be accessed by many (and disparate) servers. Centralized management is a key benefit of SANs, which in their most basic form, could be physically distributed over the 10km distance limits of fibre channel. The Company's LynxArrayII and future hardware and software products form the nucleus of storage area network product suites.

     The SAN architecture enhances the potential of open systems storage vendors as it tends to separate the storage purchasing decision. As a result, the SAN storage decision becomes one of "best-fit" or "best of breed" as opposed to simply foregoing the storage as an after thought to the server.

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

     TELECOMMUNICATIONS INDUSTRY. The enactment by Congress of the Telecommunications Deregulation Act in 1996, the opening up of additional radio frequency spectrum for wireless communications by the Federal Communications Commission and other significant recent developments have spurred dramatic changes in the worldwide telecommunications industry. The development and build-out of expanded markets and new modes of communication that have been enabled by these changes, including digital cellular systems, personal communications systems, or "PCS," satellite-based communications systems, Internet and cable systems, will require enormous capital expenditures for new infrastructure. The Company believes that a significant element of the required infrastructure will consist of high performance mass storage systems that must be specially adapted and certified for use in the telecommunications industry. Telecommunications companies are seeking commercial off-the-shelf, or "COTS,"-based solutions that can be adapted and deployed in their embedded architectures due to ever-increasing cost pressures and time-to-market constraints. These solutions are typically based on UNIX and/or Windows NT systems and employ highly redundant RAID storage systems.

THE ARTECON SOLUTION

     The Company develops and markets a comprehensive range of scalable, fully integrated data storage products and services for the open-systems computing environment. Artecon's products are both host-attached and network-attached, are based on a common architecture allowing scalability from the first desktop mass storage unit purchased to multi-terabyte data center installations and are compatible with a variety of UNIX and Window NT operating systems. Artecon's family of products and services is intended to provide users with the following benefits:

     - HIGH PERFORMANCE WITH MISSION-CRITICAL HIGH AVAILABILITY. Recognizing the increased demand for faster response times, greater capacities, higher availability of data and minimum system downtime, the Company has focused on developing high-end,high-performance storage products using Ultra SCSI, LVD and Fibre Channel interfaces. Redundant system components such as dual power inlets and multiple fans are intended to eliminate any single point of failure to ensure maximum system uptime.

     - SCALABILITY. The Company's products are designed using a flexible, modular architecture allowing the Company to size and configure storage systems to the application-specific requirements of individual customers. In addition, this architecture allows Artecon to resize and reconfigure these systems to adapt to the changing needs of customers, while allowing them to retain capital value in their underlying systems. This scalability preserves the customer's initial and subsequent storage investments by allowing users to grow modularly from a single mass storage device to over 30 terabytes of mass storage.

     - MULTI-PLATFORM SUPPORT. As an independent provider of storage products, the Company is well positioned to provide storage systems specifically designed to be compatible with a variety of UNIX and Windows NT platforms. This multi-operating system capability allows end users to standardize on a single storage system that can readily be reconfigured and reused at minimal cost even if the user decides to change operating systems or other components of the network.

     - HIGH-PERFORMANCE BACKUP. To satisfy market demand for reliable, high-quality backup products and systems, the Company offers a broad variety of backup products, including tape library systems, backup software, training and documentation. The Company has specialized expertise in the design and implementation of effective, well-integrated backup solutions designed to satisfy customers' individual needs, from departmental server systems to enterprise network systems.

     - CARRIER CLASS RELIABILITY. The Company's products are believed to be the first open-systems storage RAID products that are fully certified to the telecommunications industry's demanding NEBS standards. NEBS certification assures customers that the Company's telecommunications products deliver true carrier-class reliability.

     - ALL-ENCOMPASSING SOLUTIONS. The Company delivers all-encompassing solutions including design consulting, systems integration, installation, training, comprehensive service and technical support and software-based management tools. The Company employs a full staff of direct sales personnel and applications engineers to assist customers in making appropriate and effective storage system purchases and in addressing, analyzing and solving complex storage problems. This value-added approach is designed to foster customer loyalty and allow the Company to identify emerging customer requirements for future data storage products.

ARTECON'S STRATEGY

     The Company's objective is to continue its growth and enhance its position as a leading independent provider of host-attached and network-attached storage solutions to the open-systems marketplace. To achieve this objective, Artecon plans to build upon its record of successfully introducing and commercializing new products and technologies that address the evolving data storage needs of its broad customer base. Key elements of this strategy are:

     - PROVIDE COMPLETE SOLUTIONS AND PRODUCT MIGRATION PATH. The Company's products are designed to address a wide range of customer needs. By utilizing common core technology throughout its product line, the Company enables customers to migrate from product to product across multiple platforms to address the changing needs of growing companies. By providing comprehensive solutions, the Company is able to work more closely with customers, offer additional modules or products and provide additional services.

     - EXPAND MARKET PENETRATION. While maintaining its status as a leading provider for the Sun market, the Company intends to continue to provide industry-leading mass storage and enhancement products for use in the Windows NT market and other UNIX markets. The Company has a number of products designed for use on Windows NT platforms. In addition, the Company recently introduced its Redundant Data Path, or "RDP," software for Windows NT platforms which provides the capability to support two independent data paths with failover capability.

     - FOCUS ON SPECIALIZED STORAGE NEEDS OF DATA-INTENSIVE MARKETS. The Company intends to continue to target users of UNIX and Windows NT computing environments who require high-performance, high-availability and fault-tolerant storage solutions, such as end users in data-intensive industries, particularly the telecommunications and Internet/intranet, financial services and multimedia markets. The Company, as an independent provider of storage systems, believes that it is well positioned to address the multi-platform, multi-protocol computing requirements of these targeted high-end users.

     - INTERNET AND TELECOMMUNICATIONS STRATEGY. The Company intends to continue to aggressively pursue Internet and telecommunications companies by realigning its internal resources and continuing to develop a series of new products that satisfy their rapidly expanding storage needs. In the implementation of its strategy the Company will focus its resources to enhance existing products and develop new products and services specifically targeted to the Internet and telecommunications segment of the storage market and increase sales and marketing efforts to key telecommunications, Internet, and other storage-intensive companies.

     - REALIGN AND EXPAND DIRECT SALES FORCE WHILE LEVERAGING RESELLER CHANNELS. The Company believes that a properly managed direct sales force should result in the greatest penetration of the Company's markets. Direct customer contact provides the Company with valuable market feedback and the ability to provide high-quality technical support and enhance customer loyalty. In certain markets, however, the Company uses strong vertical market oriented resale partners and believes that leveraging these reseller channels will provide the Company with a significant competitive advantage.

PRODUCTS AND SERVICES

     The Company's products and services are offered through two distinct sales groups: the Enterprise Storage Division and the TeleCom Division. In order to address the unique and highly specialized needs of the telecommunications and Internet/intranet marketplace, the Company formed its TeleCom Division in June 1996. The Company's Enterprise Storage Division is responsible for the other markets targeted by the Company, including finance (for example, commodities brokers and trading analysts), multimedia (such as entertainment providers, cable companies, news services and the companies building infrastructure to serve them), government, advanced-technology and industrial markets. Within these two divisions of the Company, the Company's data storage solutions fall into three general categories: enterprise storage, telecommunications storage and systems integration capability.

ENTERPRISE STORAGE DIVISION

     The Company provides enterprise storage solutions to its customers through its Lynx product line. By allowing users to grow modularly from a single mass storage device to over 30 TB of rack-mounted, fault-tolerant RAID mass storage, The Company's Lynx hot-swap removable mass storage subsystems address the capacity and performance needs of customers while maintaining and protecting customer investment. The Lynx unit is the fundamental building block of all the Company storage solutions and has several unique and differentiating features, including interlocking stackability, cableless design, ruggedized hot-swap drive sleds, front-removable power supplies and auto termination. To date, over 70,000 Lynx storage units have been installed.

     The Lynx line of storage solutions includes LynxArray and LynxStak RAID systems which offer host-attached RAID protection and performance enhancement for creating highly available, mission-critical storage systems. The Company believes that the performance, flexibility, true scalability, hot-swap removable components and compact form factor provide significant benefits to its customers.

     The Company's LynxStak(TM) product is an interlocking modular desktop storage product that scales from 4 GB to 126 GB as required. The LynxStak system uses the same disk drives and controllers as the Company's LynxArray preserving the customer's initial and subsequent storage investment. The Company believes that the performance, flexibility, scalability, hot-swap removable components and compact form factor provide significant benefits to its customers. LynxStak won Windows NT Magazine's "Favorite Storage Product" in 1999.

     The Company's LynxArray II is a tower or rackmount product for larger storage requirements. The LynxArray II uses the same architecture as capacity scales from 27 GB to more than 30 TB. LynxArray II uses an Intel-based RAID controller that operates at speeds up to 5000 input/outputs per second. LVD SCSI channels from host computer through controllers to disk drives allow 80 MB per second burst and 36 MB per second sustained transfer rates. Each LynxArray II can support up to 252 GB of hot-swappable disk capacity and two hot-swap failover RAID controllers. Inline support for tape drives makes backup possible within the RAID subsystem. Hot-swap removable failover controllers, redundant power supplies and fans are all available for more fail-safe, potentially nonstop operation.

     To complement its disk products, the Company engineered a family of high-speed, high-reliability MEGAFLEX tape backup systems that are designed to address the challenges of backing up increasing amounts of data in ever-shortening time periods. These tape products are easily integrated and fully compatible with the Company's disk storage systems. In addition, tape backup products are offered as stand-alone products to back up data maintained on other manufacturers' disk storage systems. The Company believes that its disk and tape storage products are differentiated from competitive products based on functionality, performance, ease of use and lower life-cycle cost of ownership.

     The Company's disk and tape storage products utilize proprietary software to incorporate leading edge hardware features and capabilities relative to the storage products offered by computer and server manufacturers, with design features specifically engineered to minimize system downtime and to support easy integration and administration.

     RAIDScape is a Java-based enterprise storage management software package that combines configuration, maintenance, and monitoring tools into a single, easy-to-use application. RAIDScape enables remote administration of the Company disk arrays attached to Windows NT, Solaris and Netware servers located anywhere on a local or wide area network, greatly simplifying storage management and reducing costs. It is ideally suited for centralized information technology departments managing large, distributed networks.

     Redundant Data Path, or "RDP," software provides the new level of resiliency and performance, as well as multiple server connectivity for the Company's LynxArray II dual active controller RAID storage systems on NT operating system. The software's host-based driver supports dual active input/output paths from the server to the storage systems. This enhances resiliency by providing failover protection should a host bus adapter, cable, hub or controller on either data path fail. It also enhances performance by doubling the system's throughput potential.

     The Company will continue to enhance its existing extensive proprietary software library. This library is designed to enable the Company to quickly integrate new hardware technologies to bring new products to market in a rapid and cost-effective manner.

     WORKSTATION AND SERVER RACK SOLUTIONS. The Company's Sphinx(TM) workstation and server rack solutions enable users to rackmount COTS desktop workstations from Sun into powerful, application-specific servers. Sphinx products protect against shock and vibration events, maintain the thermal integrity of the workstation/server, enhance system physical security while providing a very compact expansion capability. The Company believes it offers a superior solution than the typical rack shelf used for rackmounting workstations and servers. Sphinx also allows hot swap removable devices to be added so that a variety of powerful and expandable configurations can be constructed, including high-end clustered compute servers, high availability failover servers, network servers and database servers.

     The Company's Sphinx customers range from manufacturing floor and computer center applications, to government agencies with requirements for shipboard, aircraft and ground vehicle deployment of desktop workstations.

TELECOM DIVISION

     The Company's TeleCom Division designs, manufactures, markets and supports fully integrated, industry-compliant storage products, services and solutions for the telecommunications and Internet/intranet markets by utilizing commercially available workstation, server and other application-specific products for enhanced price/performance characteristics and reduced time to market. Most of the products and services manufactured and marketed by the Company's Enterprise Storage Division can be utilized by telecommunications and Internet service providers. Requirements unique to the telecommunications industry include -48VDC power (native to the Central Office environment) and compliance with Bellcore's NEBS areas of standardization, which include electromagnetic compatibility, thermal robustness, fire resistance, earthquake and office vibration resistance, transportation and handling, acoustics and illumination and airborne contaminants. Telco embedded infrastructure projects are exceptionally demanding in terms of high availability and redundancy due to the uptime requirements of the world's telephone and communications support equipment. NEBS testing requires a certified unit to be able to withstand an earthquake, a lightning strike, a fire, severe airborne particulate contamination, extreme temperature ranges and other catastrophic events. The Company believes it was the first open-systems storage company whose RAID products are fully certified to Bellcore NEBS standards. In addition, the Company's commercial enterprise storage products are built to the same demanding standards, yielding very reliable systems for the commercial market.

     TELCO STORAGE SOLUTIONS. Most of the Company's enterprise storage products, including LynxArray II, can be utilized by telecommunications and Internet service providers. The Company's LynxArray EXTREME products are already in use by telecommunications and Internet service providers.

     WORKSTATION AND SERVER RACK SOLUTIONS. The Company's Sphinx EXTREME product line is fully NEBS-certified and has been instrumental in bringing Sun workstation products into the telecommunications and typical Internet service provider environment. The Company's TeleCom Division Sphinx customers include a wide range of telecommunications infrastructure and Internet/intranet service providers building new Internet, wireless and PCS services based on COTS workstations.

     POWER PRODUCTS. The Company believes that its PowerSphinx(TM) EXTREME is the industry's first 1.75" DC/DC power converter which allows unmodified workstation, network and storage products to run in the 48VDC environment of the telecommunications Central Office. PowerSphinx EXTREME enables workstation and networking products typically used in 110-240VAC environments to run unmodified in the -48VDC context. The Company believes this feature may significantly accelerate its customers' time to market for new infrastructure while reducing costs due to the ability to employ standard (as opposed to custom) workstation, networking and other products.

     PowerSphinx EXTREME is designed for use with 110-240VAC devices such as workstations, switches, routers and hubs so that they may operate in the -48VDC telecommunications environment, thereby expanding the limits of available product choices to engineers and integrators building telecommunications systems. The Company believes that the compact 1.75" EIA rack height is an improved and preferable alternative to typically large (often as much as 21" or 12u EIA) power inverters. PowerSphinx EXTREME has two hot-swappable, load-sharing power modules to assure uninterrupted operation, combined with dual -48VDC inlet power connections to help virtually eliminate any single point of failure. Other features include 1600 watts of total power output, hot-plug removable power trays and fans, alarm system and dual LED displays. The PowerSphinx EXTREME is fully certified to Bellcore NEBS standards.

     TELECOMMUNICATIONS SERVICES. Most of the regional Bell phone companies, long-distance service companies and Internet service providers often lack the resources, time, expertise and inclination to install and integrate storage solutions and therefore they look to a single source supplier who can provide a complete storage solution. As a consequence, the Company believes that its systems integration services are well suited to the telecommunications market. The Company has established a product and integration contract with Motorola.

     The Company has extensive experience as a systems integrator producing expandable systems to suit each client's unique situation. The Company utilizes commercially available workstation, server, networking and other application-specific products along with its own EXTREME product line. Utilizing commercially available equipment and an open-systems approach can accelerate customers' time to market and provide customers with superior price/performance.

PRODUCTS IN DEVELOPMENT

     The Company has several products under development including a full Fibre Channel RAID storage system and RAID systems that will support Ultra3 SCSI.

     In the area of software development for its server-attached disk storage products, the Company has recently completed development of its RDP software for Windows NT, that provides the capability to support two or more independent data paths with failover capability. This same software is being developed for Solaris and Linux. There is no guarantee that the Company will complete these projects.

     The recently introduced CacheBack products will combine the Company's rugged carrier-class storage devices with performance enhancement storage and network capability. These products will utilize the highly regarded Inktomi traffic server, to provide the first in a series of scalable, carrier-class, high performance network cache solutions designed for Internet service providers and large enterprise intranets. This initial product is expected to become the foundation for an evolving product line of superior storage solutions.

     In the rapidly expanding and evolving world of communications, developing the right technology is only part of the role of the equipment provider. Operators in today's markets are looking for total support from their suppliers, for service packages that are unique and tailored to meet their individual needs and requirements. The Company will carry the service concept far beyond the traditional vendor approach of simply providing equipment and systems support. Instead it will be based on the development of a long-term partnership between the operator and the Company, combining consulting on a strategic business level with implementation and operational support.

CUSTOMERS

     The Company targets both the horizontal markets defined by the primary workstation vendors, such as Sun, SGI, HP and IBM, and the vertical markets of the data-intensive Internet, telecommunications, finance and multimedia industries. The Company's customers include OEMs, systems integrators, value added resellers, or "VARs," and end users and span market segments ranging from computer manufacturers to government agencies. The following customers of the Company accounted for approximately that percentage of the Company's total revenues set forth below during the periods indicated: Sales to one customer did not exceed 10% of total net revenue for the fiscal years ended March 31, 1998 and 1999; Tracor Enterprise Solution (25.4%) for the fiscal year ended March 31, 1997. No other customer accounted for more than 10% of the Company's total revenues during the fiscal years ended March 31, 1999, 1998 and 1997. Sun Financial Group accounted for approximately 10% of Storage Dimensions' total revenue for the fiscal year ended December 31, 1997.

SALES AND MARKETING

     The Company utilizes both a direct sales force and selected reseller channels for certain products and markets in the U.S. and overseas to provide broad market coverage for its products. As of March 31, 1999, the Company's U.S. and foreign sales, marketing, service and support organization consisted of 112 personnel located in 16 offices around the world. In the U.S., 83 sales, marketing, service and support people are located in 11 geographical markets, including, San Jose, Los Angeles, and San Diego, California; Denver, Colorado; Atlanta, Georgia; Chicago, Illinois; Boston, Massachusetts; New York City, New York; Bridewater, New Jersey; Cleveland, Ohio; and Washington, D.C. The Company's international marketing group includes 30 sales, service and support personnel who work for a Japan-based subsidiary and a Europe-based subsidiary with offices in England, France and the Netherlands. The Company's sales to customers located in the United States represented approximately 86.3% and 90% for the fiscal years ended March 31, 1998 and 1999, respectively. The Company's sales to customers located outside the United States represented approximately 12% and 10% of the Company's net revenues for the fiscal years ended March 31, 1998 and 1999, respectively. For fiscal year ended March 31, 1997, the Company sales to customers located in the United States represented approximately 83.8% of the Company's net revenues and sales to customers located outside the United States represented approximately 16.2% of Artecon California's net revenues. Direct sales organizations of the Company's subsidiaries in Japan (Tokyo, Nagoya), the Netherlands (Encschede), France (Paris) and the United Kingdom (London) consisted of 10 sales professionals.

     The Company also employs a leveraged sales model that utilizes resellers focused on the needs of specific end users. The Company has developed pricing structures and field sales commission plans that are designed to minimize sales channel conflicts. The

Company believes that this two-pronged sales strategy provides a meaningful competitive advantage over competitors who only provide products directly to end-user customers.

     The Company will continue to focus much of its sales and marketing efforts on Internet service providers and telecommunications companies with rapidly increasing storage requirements. Their storage requirements are driven by their customers' demand for information that resides in heterogeneous UNIX and Windows NT operating environments.

CUSTOMER SERVICE AND SUPPORT

     The Company believes that its ability to provide comprehensive and responsive support is an important element in penetrating new customer accounts and in securing repeat business from existing customers. The Company is committed to providing superior customer service and support aimed at simplifying installation, reducing field failures, minimizing system downtime and streamlining administration.

     In certain geographical regions, the Company maintains a staff of on-call technical personnel who are available to visit the customer's site within a few hours of receiving a request for service. In other geographical regions, the Company indirectly provides the same level of support by using third-party service companies. In all cases, the Company's technical support engineers are available by phone on a seven-day-per-week, 24-hour-per-day basis. The Company plans to increasingly utilize the Internet and other on-line services in the support and distribution of its products.

     The Company provides standard warranties with all products sold which are set forth in various documents and agreements, which are delivered to customers with each product. As a general policy, the Company ships replacement hardware components to customers in advance of receiving returns of defective components under a standard warranty, which generally runs three years. The Company occasionally issues credit in lieu of replacing a piece of equipment. A customer may also contract for an extended warranty or maintenance support from the Company on all products.

RESEARCH AND DEVELOPMENT

     To date, the Company has made substantial investments in research and development, particularly in the areas of RAID, SANs, backup, FC-AL, GUI software development, and specialized file server software. The Company's engineering design team employs electrical engineering, mechanical engineering, systems engineers and computer science professionals and places great importance on the exchange of information with the Company's sales and marketing and customer support departments and with its resellers to develop new products and product enhancements that anticipate and address technological changes and evolving industry standards and customer needs.

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

     The Company's engineering design teams work cross-functionally with marketing managers, applications, technical and production engineers and customers to develop products and product enhancements. The Company employs a full staff of applications engineers to assist customers in making appropriate and effective storage system purchases and in addressing, analyzing and solving complex pre-deployment storage problems. The Company's technical support engineering team and production engineering team also contribute to the quality, manufacturability and usability of products from design to deployment. This value-added capability fosters customer loyalty and allows the Company to identify emerging customer requirements for future data storage products.

     The Company's expenses for research and development for fiscal years 1997, 1998, and 1999 were $2.4 million, $3.2 million, and $7.3 million, respectively. As of March 31, 1999, the Company had 32 regular full-time and three contract employees engaged in research and development activities, of which four were specifically focused on research and development of products and services directed at the telecommunications and Internet/intranet markets. Additionally, Storage Dimensions' expenses for research and development for calendar year 1997 was $6.3 million.

     The data storage system market is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and increased storage capacities and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's future success will depend upon its ability to develop and introduce new products with increasing storage capabilities on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing any new products that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. In addition, storage system products like those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in a loss or delay in market acceptance, which could have a material adverse effect on the Company's business, operating results or financial condition.

MANUFACTURING

     The Company operates 43,000 square feet of manufacturing space at its Carlsbad, California facilities. The Company's products are manufactured in a work cell production process. State-of-the-art equipment and software include manufacturing resource planning, just-in-time order processing and total-quality-management. The Company strives to develop close relationships with its suppliers, exchanging critical information and implementing joint corrective action programs to maximize the quality of its components, to reduce costs and inventory investments and to create flexibility for rapid capacity expansion when required. The Company believes that its current facilities and capital equipment will be adequate to meet its manufacturing needs in the foreseeable future.

     In July 1998, the Company earned the ISO 9002 certification from the International Organization for Standardization. ISO 9002 certification covers the manufacture, distribution and support of the Company's high-performing storage systems. Attaining the certification entailed meticulous examination of the Company's manufacturing standards and processes. The Company must undergo periodic assessment by independent auditors in order to retain the ISO 9002 certification.

     The Company subcontracts some of its manufacturing, such as plastic molding, metal bending, PCB fabrication and assembly, to qualified partners in the U.S. and Asia. The Company owns the design and tools/molds associated with the manufacture of these parts. The Company has designed and owns over 50 tools used to produce various components of its Lynx, LynxStak, and LynxArrayII products. In addition, the Company relies upon a limited number of suppliers of several key components utilized in the assembly of the Company's products, including Seagate, IBM, Quantum, Merisel, Infortrend, ATL, Flextronics, Exabyte and Mylex. The Company's reliance on its manufacturing subcontractors and suppliers involves several risks, including: an inadequate supply of required components; price increases; late deliveries; and poor component quality. Although to date the Company has been able to obtain its requirements of components, there can be no assurance that the Company will be able to obtain its full requirements of such components in the future or that prices of such components will not increase. In addition, there can be no assurance that problems with respect to yield and quality of such components and timeliness of deliveries will not occur. Disruption or termination of the supply of these components could delay shipments of the Company's products and could have a material adverse effect on the Company's business, operating results or financial condition. Such delays could also damage relationships with current and prospective customers. The Company has experienced delays in the shipments of its products in the past, principally due to an inability of vendors to deliver an adequate supply of components, resulting in delay or loss of product sales. Although these delays in the past have not had a material adverse effect upon the Company's business, operating results or financial condition, there can be no assurance that in the future any such delays would not have such a material adverse effect.

COMPETITION

     The storage market is extremely competitive and is characterized by rapidly changing technology. The Company has a number of competitors in various markets, including Hewlett Packard, Sun Microsystems, IBM, Hitachi, Data General Corporation, Compaq Corporation, Network Appliance, nStor Technologies, LSI Logic, Ciprico, Andataco, StorageTek, Dell Computer Corp, SGI, DEC, Storage Works, MTI Technology and EMC Corporation, many of which have substantially greater name recognition, engineering, manufacturing and marketing capabilities, and greater financial and personnel resources than the Company. In particular, a number of the Company's customers are also competitors, including Sun and SGI. The Company expects to experience increased competition from established and emerging computer storage hardware and management software companies, particularly HP, Sun, IBM, Dell, Compaq and EMC Corporation.

     In addition, increased competitive pressure could lead to intensified price-based competition, which could have a material adverse effect on the Company's results of operations. There also has been, and may continue to be, a willingness on the part of certain large competitors to reduce prices in order to preserve or gain market share. The Company believes that pricing pressures are likely to continue as competitors develop more competitive product offerings.

     The principal factors of competition in the Company's markets include rapid introduction of new technology, product quality and reliability, price and performance characteristics, service and support and responsiveness to customers. The Company believes that, in general, it competes favorably with respect to these factors. The Company intends to maintain its competitive position by continuing to build a defensible niche in the Internet and telecommunications markets, while at the same time serving other industries and customers. Its strengths in product reliability and quality, price/performance characteristics and new technology are being supplemented by enhanced service and support. With Inktomi as a strategic partner in developing traffic-server software, the Company believes it can provide a superior network storage solution. However, there can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, results of operations or financial condition.

INTELLECTUAL PROPERTY

     The Company's success depends significantly upon its proprietary technology. The Company relies on a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and technical measures to protect its proprietary rights in its products.

     As of March 31, 1999, the Company had been awarded a total of seven U.S. patents covering certain elements of its products. There can be no assurance that any additional patents will be issued, that the Company will develop proprietary products or technologies that are patentable, that any patent issued in the future will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has registered numerous trademarks and will continue to evaluate the registration of additional trademarks as appropriate. The Company generally enters into confidentiality agreements with its employees and consultants and with key vendors and suppliers. All released documentation of products, including drawings, requirements specifications, source code, BOMs, costs and other materials, are kept in a secure, centralized document control area.

     The Company expects that companies in the storage system market will increasingly be subject to infringement claims as the number of products and competitors in the Company's target markets grows. Although the Company believes that its products and trade designations do not infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future. If such a claim is made, the Company will evaluate the claim as it relates to its products and, if appropriate, may seek a license to use the protected technology. There can be no assurance that the Company would be able to obtain a license to use such technology or that such a license could be obtained on terms that would not have a material adverse effect on the Company. If the Company or its suppliers are unable to license protected technology, the Company could be prohibited from incorporating or marketing products incorporating that technology. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against it. Should the Company's products be found to infringe protected technology, the Company could be required to pay damages to the infringed party or be enjoined from manufacturing and selling such products.

Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around patents issued to the Company or other intellectual property rights of the Company

EMPLOYEES

     As of March 31, 1999, the Company had approximately 234 full-time employees worldwide, including 112 in marketing, sales and service support, 67 in manufacturing and quality assurance, 29 in engineering and research and development and 26 in general administration and finance.

     None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and considers its relations with its employees to be good.

     The Company's future performance depends in significant part upon the continued service of its key technical and senior management personnel. The Company provides incentives such as salary and benefits to attract and retain qualified employees. The loss of the services of one or more of the Company's officers or other key employees could have a material adverse effect on the Company's business, operating results or financial condition. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical and management employees or that it can attract, assimilate or retain other highly qualified technical and management personnel in the future.

             CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

     In addition to those risks identified elsewhere in this Annual Report on Form 10-K, the Company's business and results of operations are subject to other risks, including the following risk factors:

     HISTORY OF OPERATING LOSSES; POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. For the fiscal years ended March 31, 1999 and 1998 the Company incurred a loss. The Company's operating results for the fiscal years ended March 31, 1999 and 1998 included expenses incurred as a result of the acquisition of Falcon and the acquisition of Storage Dimensions. There can be no assurance that the Company will be profitable on a quarterly or annual basis.

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

     RELIANCE ON KEY CUSTOMERS AND INDIRECT DISTRIBUTION CHANNELS. The Company sells its products through a direct sales force and through value-added resellers ("VARs"). Approximately 26%, 27%, and 35% of revenues for the years ended March 31, 1999, March 31, 1998, and March 29, 1997 were to four, four, and two customers, respectively. The following customers of Artecon California accounted for approximately that percentage of Artecon's total revenues set forth below during the periods indicated: Sales to one customer did not exceed 10% of total revenue for the fiscal year ended March 31, 1999 and 1998; and sales to Tracor Enterprise Solution accounted for 25.4% of total revenue for the fiscal year ended March 31, 1997. No other customer accounted for more than 10% of Artecon's total revenues during the fiscal years ended March 31, 1999, 1998 tand March 29, 1997. Additionally, Storage Dimensions' top ten customers accounted for approximately 42% of total net sales in 1997, with Sun Financial Group accounting for 10% of total net sales. The Company expects that a high percentage of the Company's sales for the foreseeable future will continue to come from a relatively small number of customers. There can be no assurance that orders from existing customers will continue at their historical levels, or that the Company will be able to obtain orders from new customers. The Company generally has not entered into long-term volume purchase contracts with its customers, and customers generally have certain rights to extend or to delay the shipment of their orders. The Company's distributors and VARs may also carry competing product lines and could reduce or discontinue sales of the Company's products, which could have a material adverse effect on the Company's operating results. Although the Company believes that it provides adequate allowances for product returns, there can be no assurance that actual returns will not exceed recorded allowances which could have a material adverse effect on the Company's operating results. In addition, there can be no assurance that existing end-user customers will not purchase their storage equipment from the manufacturer that provides their network computing systems and, as a result, reduce or eliminate purchases from the Company. The loss of one or more of the Company's current customers, particularly a principal customer, or cancellation or rescheduling of orders already placed, could materially and adversely affect the Company's business, operating results or financial condition.

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

     COMPETITION. The storage system market is intensely competitive. The Company has a number of competitors in various markets, including Hewlett Packard, Sun Microsystems, IBM, Hitachi, Data General Corporation, Compaq Corporation, Network Appliance, nStor Technologies, LSI Logic, Ciprico, Andataco, StorageTek, Dell Computer Corp, SGI, DEC, Storage Works, MTI Technology and EMC Corporation, many of which have substantially greater name recognition, engineering, manufacturing and marketing capabilities, and greater financial and personnel resources than the Company. In particular, a number of the Company's customers are also competitors, including Sun and SGI. The Company expects to experience increased competition from established and emerging computer storage hardware and management software companies, particularly HP, Sun, IBM, Dell, Compaq, and EMC Corporation. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than the Company, and as a result, may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of products than can the Company, or to deliver competitive products at a lower end-user price. The Company also expects that competition will increase as a result of industry consolidations. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results or financial condition.

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

     DEPENDENCE ON LIMITED NUMBER OF SUPPLIERS OF HIGH QUALITY COMPONENTS. The Company relies upon a limited number of suppliers of several key components utilized in the assembly of the Company's products, including Seagate Technology, Inc. ("Seagate"), Quantum Corporation ("Quantum"), IBM, Infortrend, Intel, Mylex, Sony and American Megatrends, Inc. The Company's reliance on its suppliers involves several risks, including: an inadequate supply of required components; price increases; late deliveries; and poor component quality. These risks are particularly significant with respect to suppliers of disk drives because, in order to meet product performance requirements, the Company must obtain disk drives with extremely high quality and capacity. In addition, there is currently a significant market demand for disk drives, tape drives and RAID controllers, and from time to time the Company may experience component shortages, selective supply allocations and increased prices of such components. Although to date the Company has not experienced shortages of such components, there can be no assurance that the Company will be able to obtain its full requirements of such components in the future or that prices of such components will not increase. In addition, there can be no assurance that problems with respect to yield and quality of such components and timeliness of deliveries will not occur. Disruption or termination of the supply of these components could delay shipments of the Company's products and could have a material adverse effect on the Company's business, operating results or financial condition. Such delays could also damage relationships with current and prospective customers.

     In the past, due to the Company's quality requirements, the Company has experienced delays in the shipments of its new products principally due to an inability to qualify component parts from disk drive manufacturers and other suppliers, resulting in delay or loss of product sales. The Company has currently qualified disk drives manufactured by Seagate and IBM, tape drives from Quantum, and RAID controllers from Mylex Corporation Infortrend and American Megatrends. Although these delays in the past have not had a material adverse effect upon the Company's business, operating results or financial condition, there can be no assurance that in the future any such delays will not have such a material adverse effect on the Company.

     INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS. Artecon California's international sales represented approximately 10.0%, 11.7% and 14.0% of the Company's total revenues for the fiscal years ended March 31, 1999, March 31, 1998, and March 29, 1997, respectively. The Company currently has sales offices in Japan, France, England and the Netherlands. The Company believes that the continued growth and profitability of the Company will require expansion of international operations, particularly in Europe and Japan. Accordingly, the Company intends to expand its international operations and enter additional international markets, which will require significant management attention and financial resources. In addition, the Company's international operations are subject to a variety of risks associated with conducting business internationally, including fluctuations in currency exchange rates, longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, increases in tariffs, duties, price controls or other restrictions on foreign currencies, and trade barriers imposed by foreign countries, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to expand its international operations successfully and in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition.

     A significant portion of the Company's international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which the Company conducts its business relative to the U.S. dollar will continue to cause the currency transaction gains and losses which Artecon has experienced in the past and continues to experience. Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurance that the Company will not experience currency losses in the future. The Company has not previously undertaken hedging transactions to cover its currency exposure but may hedge a portion of its currency exposure in the future as management deems appropriate.

     DEPENDENCE ON PROPRIETARY TECHNOLOGY. The Company currently relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights and seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company has registered numerous trademarks and will continue to evaluate the registration of additional trademarks as appropriate. The Company generally enters into confidentiality agreements with its employees and with key vendors and suppliers. As of March 31, 1999, the Company had been issued a total of seven U.S. patents covering certain elements of its products. There can be no assurance that issued patents will provide a meaningful competitive barrier or that any pending patents at either company will ever be issued, that the Company will develop proprietary products or technologies that are patentable, that any patent issued in the future will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company's ability to do business. The Company believes that the rapidly changing technology in the computer storage industry makes future success dependent more on the technical competence and creative skills of its personnel than on any patents it may be able to obtain.

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

     YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The cost of making the Company's products Year 2000 compliant is not expected to be material. For a more complete description of the Year 2000 issue and its impact on the Company business, see "Year 2000 Compliance" under Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations."

     The Company believes that the purchasing patterns of customers and potential customers may be affected by the Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company. Other companies are delaying purchases of computer equipment, particularly equipment that contains new technology, until after the Year 2000. Also, Year 2000 issues could cause a significant number of companies, including current customers, to reevaluate their current information system needs, and as a result consider switching to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.

     INFLUENCE OF EXISTING STOCKHOLDERS. As of June 3, 1999, the Company's executive officers, directors and their affiliates beneficially owned approximately 72% of the Company's outstanding shares of Common Stock, giving effect to the conversion of the outstanding Series A Preferred Stock of the Company which was issued in connection with the Storage Dimensions Merger into the maximum number of shares of Common Stock. As a result, these stockholders, if acting together, would be able to influence matters requiring approval by the stockholders of the Company, including the election of a majority of the directors. The voting power of these stockholders under certain circumstances could have the effect of delaying or preventing a change in control of the Company. The Company has entered into agreements with its executive officers and directors indemnifying them against losses they may incur in legal proceedings arising from their service to the Company.

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

ITEM 2. PROPERTIES

     The Company's principal administrative, sales, marketing, manufacturing and research and development facility is located in approximately 70,000 square feet of space in Carlsbad, California, including approximately 43,000 square feet of manufacturing space. This facility is leased through December 1999 with a two-year option to extend. Artecon leases other sales offices throughout the U.S., as well as operations sites in Japan, France, England and the Netherlands. Artecon believes that its existing facilities have the capacity to double its current production and therefore are adequate to meet expected requirements.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

     The approximate number of holders of record of the Company's Common Stock as of June 3, 1999 was 2,400.

     The last sales price for the Company's Common Stock, as reported by Nasdaq on June 3, 1999 was $1.88.

     The following table sets forth, for the fiscal quarters indicated, the range of high and low sale prices per share of Artecon common stock as reported on the Nasdaq National Market, since March 31, 1998. On March 31, 1998, Artecon concluded a merger with Storage Dimensions, Inc. The stock prices reflected below for periods prior to that time were those of Storage Dimensions, Inc. and were reported on Nasdaq under the symbol "STDM."

          QUARTERLY PERIOD                                           HIGH           LOW
          ----------------                                          ------        ------
          Fiscal Year Ended March 31, 1998 ("STDM"):
            1st Quarter ....................................        $14.50          5.38
            2nd Quarter ....................................          8.38          4.50
            3rd Quarter ....................................          6.38          3.50
            4th Quarter ....................................          4.38          2.63
          Fiscal year ended March 31, 1999 ("ARTE"):
            1st Quarter ....................................        $ 5.25        $ 2.00
            2nd Quarter ....................................          3.00          1.38
            3rd Quarter ....................................          3.00          1.00
            4th Quarter ....................................          6.00          0.94

     The Company has never paid any cash dividends on its Common Stock in the past, and currently intends to retain future earnings, if any, to fund the development and growth of its business. The Company does not anticipate paying any cash dividends in the foreseeable future.

     During the period covered by this Annual Report on Form 10-K, the Company did not issue or sell any equity securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical financial information of Artecon, Inc. as of March 31, 1998 and March 31, 1999 and for the years ended March 29, 1997, March 31, 1998 and March 31, 1999 are derived from the audited consolidated financial statements of Artecon and related notes thereto included elsewhere in this Annual Report on Form 10K. The selected historical financial information as of March 25, 1995, March 30, 1996 and March 29, 1997 and for each of the years ended March 25, 1995 and March 30, 1996 has been derived from the audited consolidated financial statements of Artecon which are not included in this Annual Report on Form 10-K. Artecon's selected historical consolidated financial information includes financial information of Falcon Systems, Inc. following their acquisition of Falcon in August 1997 and of Storage Dimensions, Inc. following the acquisition of Storage Dimensions in March 1998. The following financial information should be read in conjunction with Artecon's financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10K.

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            YEARS ENDED
                                                  ------------------------------------------------------------------
                                                  MARCH 25,     MARCH 30,     MARCH 29,     MARCH 31,      MARCH 31,
                                                    1995          1996          1997        1998 (2)        1999(3)
                                                  --------      --------      --------      --------       ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net revenues ...............................      $ 47,833      $ 47,172      $ 55,317      $ 66,340       $ 95,879
Gross margin ...............................         9,586        12,455        12,926        15,395         33,518
Operating expenses:
  Selling & service ........................         6,092         6,928         7,643        11,422         26,108
  General & administrative .................         1,795         1,996         1,663         3,584          5,347
  Research and development .................         1,134         1,405         2,392         3,199          7,329
  Restructuring expense ....................            --            --            --            --          1,404
  Impairment of intangible assets ..........            --            --            --            --            867
  Acquired in-process
    research and development ...............            --            --            --        18,200             --
Operating income (loss) ....................           565         2,126         1,228       (21,010)        (7,537)
Net income (loss) ..........................      $    453      $  1,590      $    641      $(19,288)      $ (5,350)
                                                  ========      ========      ========      ========       ========
Basic net income (loss) per share (1) ......      $   0.09      $   0.30      $   0.12      $  (3.30)      $  (0.25)
                                                  ========      ========      ========      ========       ========
Diluted net income (loss) per share (1)  ...      $   0.05      $   0.19      $   0.08      $  (3.30)      $  (0.25)
                                                  ========      ========      ========      ========       ========

                                                                               AS OF
                                                  ------------------------------------------------------------------
                                                  MARCH 25,     MARCH 30,     MARCH 29,     MARCH 31,      MARCH 31,
                                                    1995          1996          1997          1998           1999
                                                  --------      --------      --------      --------       ---------
BALANCE SHEET DATA:
Cash and cash equivalents ..................      $    299      $    793      $    746      $  7,992       $  2,093
Working capital ............................         4,935         6,772         6,810        16,819         14,952
Total assets ...............................        13,984        14,382        15,194        57,345         43,161
Total long-term debt .......................         2,500         2,941         2,921        10,484         11,908
Total stockholders' equity .................         3,553         4,720         5,097        19,679         14,814


----------

(1) See Note 11 of Notes to Consolidated Financial Statements of Artecon, Inc. for the three years in the period ended March 31, 1999 for an explanation of shares used in computing basic and diluted net income (loss) per share.

(2) The financial information set forth above includes financial information for Falcon since August 21, 1997, the effective date of the Falcon Acquisition.

(3) The financial information set forth above includes financial information for Storage Dimensions since March 31, 1998, the effective date of the Storage Dimensions merger.

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

OVERVIEW

     The Company designs, manufactures, markets and supports a broad range of scalable, fully integrated data storage products for the open-systems computing environment. Artecon has established itself as a leader in the design, manufacture and sale of third-party mass storage and enhancement products in the Sun, UNIX and PC-LAN markets, offering both host-attached and network-attached storage solutions for a broad range of customers. Artecon offers a wide range of products and services in four principal areas: enterprise storage, telecommunications and Internet infrastructure and tape backup solutions.

     On March 31, 1998, the Company (then known as Storage Dimensions, Inc.) entered into a merger transaction with Artecon California, in a stock-for-stock transaction that was accounted for as a purchase (the "Storage Dimensions merger"). The Storage Dimensions merger created a leading third-party storage company serving the combined PC-LAN and UNIX open systems network computing market. For financial reporting purposes, the Storage Dimensions merger was accounted for as an acquisition of Storage Dimensions by Artecon California, and, as such, the historical financial results of Artecon for all years ended prior to and including March 31, 1998 included in this prospectus/joint proxy statement are those of Artecon California. The historical financial results of Artecon subsequent to March 31, 1998 that are included in this Annual Report on Form 10-K include the results of the combined company.

     In August 1997, Artecon California acquired substantially all of the assets and liabilities of Falcon. The Falcon acquisition has enabled the Company to achieve several important strategic objectives, including the acquisition of Falcon's AerREAL(TM) real-time specialized file server software and other complementary products to better serve Artecon's existing customers, the expansion of Artecon's customer base in the UNIX market and an expansion of Artecon's revenue base. The acquisition was accounted for as a purchase.

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

     The Company markets and distributes its products and services through its direct sales force employed in 11 domestic sales and support offices and 5 overseas sales offices located in Japan, France, England and the Netherlands. In addition, Artecon utilizes domestic and foreign reseller distribution channels to market and distribute its products and services. Artecon believes that such a diverse channel strategy results in the greatest penetration of the market and enables it to effectively and efficiently penetrate major accounts while at the same time leveraging its distribution network into vertical markets. Artecon believes that the direct customer contact resulting from the use of its own internal sales force provides it with invaluable market feedback and the ability to tailor its products and high-quality technical support services to enhance customer satisfaction and loyalty. Artecon generates revenue from the sales of products and services. Revenue from product sales is recognized upon shipment. Revenue generated from service contracts is recognized ratably over the term of the contract. Operating expenses consist primarily of rent, payroll, commissions, other selling and administrative expenses and research and development costs and are recognized in the period incurred.

     The following table sets forth certain items from Artecon's consolidated statement of operations as a percentage of net sales for the periods indicated:

                                                                                 YEAR ENDED
                                                                    -----------------------------------
                                                                    MARCH 31      MARCH 31     MARCH 29
                                                                      1999          1998          1997
                                                                    --------      --------     --------
          Net Revenues ........................................       100.0%        100.0%        100.0%
          Gross Margin ........................................        35.0          23.2          23.4
          Operating expenses
            Selling and service ...............................        27.2          17.2          13.8
            General and administrative ........................         5.6           5.4           3.0
            Research and development ..........................         7.6           4.8           4.3
            Restructuring .....................................         1.5            --            --
            Impairment of intangible assets ...................         0.9            --            --
            Acquired in-process research and development ......          --          27.4            --
          Operating income (loss) .............................        (7.9)        (31.7)          2.2
          Net income (loss) ...................................        (5.6)%       (29.1)%         1.2%


RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 1999 COMPARED TO YEAR ENDED MARCH 31, 1998

     NET REVENUES. Net revenues reflect the invoiced amounts for products shipped less reserves for estimated returns. Net revenues for the year ended March 31, 1999 ("FY 1999") were $95.9 million compared to $66.3 million for the year ended March 31, 1998 ("FY 1998"), an increase of approximately 44.5%. The increase in net revenues is primarily attributable to sales generated from the Enterprise Storage Division. Net revenues for this division, which includes sales to the finance, multimedia, government, advanced-technology, and industrial markets, were $63.0 million for FY 1999 compared to $33.7 million for FY 1998, an increase of approximately 86.6%. This increase in net revenues from the Enterprise Storage Division is primarily attributable to revenue from the Storage Dimensions products.

     GROSS MARGIN. Gross margin for FY 1999 was $33.5 million, or 35.0% of net revenues, compared to a gross margin of $15.4 million, or 23.2% of net revenues, for FY 1998. The increase in gross margin as a percentage of net revenues from FY 1998 to FY 1999 was primarily attributable to sales of higher margin products.

     SELLING AND SERVICE EXPENSES. Selling and service expenses are comprised primarily of salaries, commissions, and marketing costs. Selling and service expenses increased to $26.1 million, or 27.2% of net revenues for FY 1999, from $11.4 million, or 17.2% of net revenues, for FY 1998. The increase in selling and service expenses as a percentage of net revenues is attributable to two factors: lower than expected revenues, and increased sales management overhead related to the Storage Dimensions merger.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative ("G & A") expenses are comprised primarily of overhead costs associated with Artecon's finance and administrative staff. G & A expenses for FY 1999 were $5.3 million or 5.6% of net revenues compared to $3.6 million, or 5.4% of net revenues for FY 1998. The increase in G & A expenses is primarily attributable to the following:

     - additional amortization expense of $1.7 million for goodwill and other intangible assets associated with the Falcon acquisition and Storage Dimensions merger as a result of a full year of amortization in the current year

     - additional depreciation expense of $1.5 million associated with property and equipment acquired in the Storage Dimensions merger on March 31, 1998

     - a decrease in compensation expense of $700,000 for stock participation rights granted, and common stock issued, below fair market value to certain employees in FY 1998.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses are comprised primarily of prototype expenses, salaries for employees directly engaged in research and other costs associated with product development. Research and development expenses increased to $7.3 million, or 7.6% of net revenues, for FY 1999 compared to $3.2 million, or 4.8% of net revenues for FY 1998. The increase in research and development expenses is attributable to management's decision to initially maintain the combined Storage Dimensions and Artecon engineering staff and a separate engineering facility located in Milpitas, California which was acquired in connection with the Storage Dimensions merger. The engineering staff was reduced and the engineering facility located in Milpitas, California was closed in connection with the December 1998 restructuring discussed below. The increase in research and development expenses as a percentage of revenues compared to the prior year is attributable to the items discussed above and lower than expected revenues.

     RESTRUCTURING EXPENSES AND IMPAIRMENT OF INTANGIBLE ASSETS. In December 1998, the Board of Directors approved a plan to consolidate one of Artecon's engineering facilities from Milpitas, California, to Carlsbad, California, to consolidate certain domestic sales and service locations, and to eliminate certain product lines and development activities. Artecon recorded pre-tax restructuring charges of $1.8 million to cover the costs associated with these actions. The major components of the fiscal year 1999 charges and the remaining accrual balance as of March 31, 1999 were as follows:

                                                            INITIAL                    ACCRUED
                                                         RESTRUCTURING   AMOUNTS    RESTRUCTURING
                                                            CHARGE       UTILIZED       COSTS
                                                         -------------   --------   -------------
                                                                      (IN THOUSANDS)
          Employee termination costs .................      $   254      $  (200)      $    54
          Inventory write-downs ......................          415         (115)          300
          Facility closures and related expenses .....          716         (476)          239
          Tooling write-off ..........................          123         (123)           --
          Intangible asset impairment ................          300         (300)           --
                                                            -------      -------       -------
                    Total ............................      $ 1,807      $(1,214)      $   593
                                                            =======      =======       =======


     Employee termination costs consist primarily of severance payments for 43 employees, all of which were terminated as of March 31, 1999. The majority of the employees terminated were employed at the engineering facility in Milpitas, California and at the various domestic sales and service locations. Remaining costs associated with bi-weekly payroll payments are expected to be paid in the first quarter of fiscal year 2000. Inventory write-downs and the tooling write-off primarily relate to the discontinuance of certain low-volume and low-profit product lines. Of the total restructuring charge associated with the inventory write-downs, $403,000 has been included as a separate component of cost of sales in the accompanying financial statements. Facility closures and related expenses consist of lease termination costs and the write-off of certain property and equipment disposed of associated with the closures. The majority of the remaining accrued costs are expected to be paid in fiscal year 2000.

     In connection with the acquisitions of Falcon and SDI, the company allocated $420,000 and $1,600,000, respectively, to an assembled workforce intangible asset. The company recorded an impairment of these intangible assets of $300,000 during the year ended March 31, 1999 which has been included as a component of the restructuring charge, as the impairment was a direct result of employee terminations associated with restructuring activities. Furthermore, as a result of significant attrition and terminations of employees which had been utilized as the basis for the assembled workforce valuation, the company recognized additional amortization of $867,000 based on a change in estimate of the remaining useful life of the assembled workforce.

     In connection with the merger with SDI, Artecon recorded a reserve for acquisition related costs of $6.6 million, of which $5.8 million was outstanding at March 31, 1998. All of the acquisition related costs were included in the purchase price allocation performed at March 31, 1998. The following is a summary related to the accrued merger costs at March 31, 1998, amounts utilized during fiscal year 1999 and remaining reserve balance at March 31, 1999:

                                                ACCRUED MERGER                    ACCRUED MERGER
                                                    COSTS           AMOUNTS            COSTS
                                               (MARCH 31, 1998)     UTILIZED     (MARCH 31, 1999)
                                               ----------------     --------     ----------------
                                                                 (IN THOUSANDS)
          Employee termination costs ....          $ 2,858          $(2,691)          $   167
          Professional service fees .....            1,726           (1,410)              316
          Other costs ...................            1,181             (998)              183
                                                   -------          -------           -------
                    Total ...............          $ 5,765          $(5,099)          $   666
                                                   =======          =======           =======

     The majority of the accrued merger costs at March 31, 1999 relate to remaining severance and benefit payments pursuant to the related agreements, lease and contract termination costs, and miscellaneous professional service fee obligations. Artecon anticipates that the remaining merger costs will be paid in fiscal year 2000 and believes that there are no unresolved issues or additional liabilities that may result in an adjustment to the purchase price allocation for the Storage Dimensions merger.

     ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. During fiscal 1998, Artecon California determined that certain hardware and software products in development that were acquired in the Falcon acquisition had not established technological feasibility. Accordingly, in fiscal 1998, Artecon California recognized a $3.7 million charge to earnings for write-off of these in-process research and development costs. In fiscal 1998 Artecon recognized an additional charge against earnings of $14.5 million for in-process research and development costs relating to the Storage Dimensions merger.

     TOTAL OTHER EXPENSE. Total other expense is comprised of interest, taxes and other expenses, if any, relating to such periods presented. Total other expense for FY 1999 was $0.6 million compared to total other expense of $1.1 million for FY 1998. The decrease in total other expense was primarily attributable to legal settlement income received in FY 1999.

YEAR ENDED MARCH 31, 1998 COMPARED TO YEAR ENDED MARCH 29, 1997

     NET REVENUES. Artecon's net revenues for FY 1998 were $66.3 million compared to $55.3 million for the year ended March 29, 1997 ("FY 1997"), an increase of approximately 19.9%. Such increase in net revenues was primarily attributable to the Falcon acquisition. Net revenues attributable to sales of Falcon products by Artecon from August 21, 1997, the date of the Falcon Acquisition, to March 31, 1998, were approximately $12.6 million. Net revenues for FY 1998 attributable to sales of Artecon products (excluding Falcon products) were $53.7 million, compared to $55.3 million for FY 1997. The decline in Artecon-only sales was primarily attributable to a decline in orders from a significant customer from $14.1 million in FY 1997 to $0.3 million in FY 1998. Future sales to this customer are not expected to be significant.

     GROSS MARGIN. Gross margin for FY 1998 was $15.4 million, or 23.2% of net revenues, compared to a gross margin of $12.9 million, or 23.4% of net revenues, for FY 1997. The decrease in gross margin as a percentage of net revenues from FY 1997 to FY 1998 was due primarily to sales of higher margin products which favorably effected gross margin by approximately 6%, offset by a $5.0 million write off of inventory in FY 1998. The gross margin derived from sales of Falcon products during FY 1998 was approximately $3.3 million, or 26.2% of Falcon net revenues.

     SELLING AND SERVICE EXPENSES. Selling and service expenses increased to $11.4 million, or 17.2% of net revenues for FY 1998, from $7.6 million, or 13.8% of net revenues, for FY 1997. The increase in selling and service expenses for FY 1998 was attributable primarily to the increase in Artecon's sales and marketing force resulting from the Falcon acquisition.

     GENERAL AND ADMINISTRATIVE EXPENSES. G & A expenses for FY 1998 were $3.6 million or 5.4% of net revenues compared to $1.7 million, or 3.0% of net revenues for FY 1997. The increase in G & A expenses is primarily attributable to professional services and amortization expenses associated with the Falcon acquisition. In addition, $628,000 of compensation expense was recorded for issuance of common stock to certain employees in FY 1998.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $3.2 million, or 4.8% of net revenues, for FY 1998 compared to $2.4 million, or 4.3% of net revenues for FY 1997. The increase in research and development expenses is attributable to Artecon's continued development of new products.

     ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. During FY 1998, Artecon California determined that certain hardware and software products acquired from Falcon had not established technological feasibility and had no future alternative use. Accordingly, in fiscal 1998, Artecon California recognized a $3.7 million charge to earnings for write-off of these in-process research and development costs. In FY 1998 Artecon California recognized an additional charge against earnings of $14.5 million for in-process research and development costs relating to the Storage Dimensions merger.

     TOTAL OTHER EXPENSE. Total other expense is comprised of interest, taxes and other expenses, if any, relating to such periods presented. Total other expense for FY 1998 was $1.1 million compared to total other expense of $0.2 million for FY 1997. The increase in total other expense was attributable primarily to interest payments made on the promissory note issued in connection with the Falcon acquisition and increased borrowings under Artecon's credit line.

     LIQUIDITY AND CAPITAL RESOURCES. Since inception, Artecon has financed its operations primarily through a combination of cash generated from operations, bank borrowings, and through sales of its capital stock. At March 31, 1999, Artecon had $2.1 million in cash and cash equivalents compared to $8.0 million at March 31, 1998, a decrease of $5.9 million. This decrease was primarily attributable to net cash used in operating activities of $6.7 million which included the current year loss of $5.4 million. Financing activities and proceeds from Artecon's Stock Option Plans and Stock Purchase Plan provided $1.1 million and $313,000, respectively.

     In May 1998, Artecon entered into a revolving credit facility with LaSalle National Bank (the "line of credit") which permits borrowings of up to $15,000,000. Under the terms of the line of credit, borrowings are collateralized by substantially all of Artecon's assets and mature in May 2001 unless otherwise renewed. Borrowings under the line of credit bear interest at the bank's prime rate. Monthly payments consist of interest only, with the principal due at maturity. As of March 31, 1999, the total outstanding balance under the line of credit was approximately $10.6 million. The line of credit agreement requires that Artecon comply with certain covenants, including minimum net income and tangible net worth. Artecon is currently not in compliance with the minimum net income covenant and has obtained a waiver regarding its non-compliance with this covenant.

     Artecon's Japanese subsidiary has two lines of credit with a Japanese bank for borrowings of up to an aggregate of 35 million Yen (approximately US $295,000 at March 31, 1999) at interest rates ranging from 1.8% to 2.5%. Interest is due monthly, with principal due and payable on various dates through August 2005. Borrowings are secured by the inventories of the Japanese subsidiary. As of March 31, 1999, the total amount outstanding under the three credit lines was 33 million Yen (approximately US $275,000 at March 31, 1999).

     The Falcon acquisition purchase price of $3,500,000 included $1,000,000 in cash and a promissory note in the original principal amount of $1,250,000 (the "Artecon Note"). Subsequent to the issuance of the Artecon Note, Artecon California and Falcon amended the Artecon Note to decrease the principal amount due thereunder to $750,000. Concurrently with the Falcon acquisition, Falcon transferred certain technology assets (the "Falcon Technology") to Founding Partners, a California general partnership ("Founding Partners"), in exchange for a promissory note in the principal amount of $1,750,000 (the "Founding Partners Note"). Dana Kammersgard, James Lambert and W.R. Sauey, each of whom is an executive officer and/or director of Artecon, are the general partners of Founding Partners. Founding Partners is considered to be a "special purpose entity" and, accordingly, has been consolidated with Artecon for financial reporting purposes. The purchase price was allocated among the acquired assets to $10,232,000 for other assets acquired, $638,000 to goodwill and other intangible assets, $14,138,000 for liabilities assumed and to in-process research and development expenses of $3,700,000. Under the terms of the Artecon Note, as adjusted, and the Founding Partners Note (collectively, the "Notes"), Artecon and Founding Partners, respectively, are required to make monthly payments to Falcon of $15,935 and $37,182, respectively, through August 2002. Each of the Notes bears interest at the rate of 10% per annum. As of March 31, 1999, the approximate total amount of principal and interest outstanding under the Artecon Note was $556,000, and the total approximate amount of principal and interest outstanding under the Founding Partners Note was $1,298,000.

     In connection with the Falcon acquisition and the transfer of the Falcon Technology, Artecon California and Founding Partners entered into a Technology License Agreement, dated August 21, 1997, pursuant to which Founding Partners granted to Artecon an exclusive, perpetual license of the Falcon Technology in exchange for monthly payments of $39,000 payable through August 2002.

     As of March 31, 1999, Artecon's future commitments under its operating leases totaled approximately $3.1 million.

     Capital spending for FY 1999, FY 1998 and FY 1997 was $638,000, $668,000,
and $260,000 respectively.

     Artecon's sales and operating results have in the past fluctuated from quarter to quarter and may vary in the future depending on a number of factors, including:

     -    the size and timing of significant purchase orders;

     - the timing of hardware shipments by third-party vendors necessary to recognize revenues;

     - Artecon's ability to continue to design, develop and market new products and services;

     -    Market acceptance of new products;

     -    Artecon's success in increasing its domestic and foreign sales force;

     -    the size and number of new accounts;

     -    technological changes in the storage systems market;

     -    the growth of the telecommunications and Internet/intranet industry;

     - reduction in demand for Artecon's products as a result of new product introductions by competitors;

     -    levels of expenditure on research and development;

     - the amount of additional capital needed by Artecon and the timing of such need;

     -    product quality problems;

     -    fluctuations in foreign currency exchange rates; and

     -    general economic trends and other factors.

     Sales and operating results for past periods are not necessarily indicative of future periods and a period-to-period comparison of its sales or results of operations are not necessarily meaningful and should not be relied upon as an indicator of future performance.

     Artecon's management believes that its expected cash resources from operations and amounts available under the line of credit are sufficient to meet its current capital commitments and the operating requirements of its existing business for at least the next twelve months. However, there can be no assurance that Artecon will not need to obtain additional capital before such time. The actual amount and timing of working capital and capital expenditures that Artecon may incur in future periods may vary significantly and will depend upon numerous factors, including the amount and timing of the receipt of revenues from continued operations, the increase in manufacturing capabilities, the timing and extent of the introduction of new products and services, and growth in personnel and operations.

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

STATE OF READINESS

     Artecon has defined Y2K compliance in accordance with the British Standards Institute (BSI). According to the BSI DISC PD2000, Y2K conformity shall mean that neither performance nor functionality is affected by dates prior to, during and after Y2K. Y2K compliance is based on the following factors: 1) during the normal operation, the value for the current date will not cause any interruption in operation; 2) date-based functionality must behave consistently for dates prior to, during and after Y2K; 3) in all interfaces and data storage, the century in any date must be specified either explicitly or by unambiguous algorithms or inferencing rules; and 4) Y2K must be recognized as a leap year.

     In 1996, Artecon started a comprehensive Y2K program for its data storage products. This program includes verification testing of existing products, implementation of date code programming policies, and the integration of compliance tests for all enhancements and future products. Artecon established certain criteria to obtain Y2K compliance, expanding year fields to four digits, windowing, date encoding techniques, and absence of date code dependency. Artecon's technology generally lends itself to being Y2K compliant based on the absence of date dependencies in the hardware, software, and firmware code. Artecon certifies to its customers that the hardware, software, and firmware developed, manufactured and distributed by Artecon is Y2K compliant. In addition, Artecon's products also recognize Y2K as a leap year. Management believes that all of Artecon's data storage products are Y2K compliant.

     In 1997, Artecon implemented a Y2K assessment program for its internal processing systems. The program currently includes an inventory and assessment of information systems, testing and implementation. Artecon has identified the major systems that will require modification to make them Y2K compliant and anticipates completion of the process by the end of March 1999. To date, approximately 80% of these internal processing systems are Y2K compliant, and Artecon anticipates having the remaining internal processing systems Y2K compliant by the second quarter of calendar 1999 with any additional testing of such systems to be completed by the third quarter of calendar 1999.

     Artecon may include software from third party vendors as a part of its data storage products. Artecon has received compliance statements from such software vendors and has conducted internal testing to verify their Y2K compliance statements. Artecon has initiated communications with its significant supplier to determine the extent to which Artecon may be impacted by those third party suppliers who fail to remedy their own Year 2000 issues. To date Artecon has contacted 55% of its significant suppliers and has received assurance of Year 2000 compliance from a number of those contacted. Most suppliers under existing contracts with Artecon are under no contractual obligation to provide such information to Artecon. Artecon is taking steps with respect to new supplier agreements to assure that the suppliers' products and internal systems are Year 2000 compliant.

COSTS TO ADDRESS ARTECON'S Y2K ISSUES.

     While it is difficult to quantify the total cost to Artecon of Y2K compliance activities, Artecon's best estimate of resources that are allocated to this program is approximately $500,000. However, there can be no assurance that Y2K issues will not have a material adverse impact on Artecon's business, results of operations or financial condition.

RISKS OF ARTECON'S Y2K ISSUES

     Artecon believes that the Y2K issue may affect the purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Y2K compliance. These expenditures may result in reduced funds available to purchase products such as those offered by Artecon. Conversely, Y2K issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and consequent decrease in long-term demand for products. Additionally, Y2K issues could cause a significant number of companies, including current customers, to reevaluate their current information system needs, and as result consider switching to other systems or suppliers. Any of the foregoing could result in a material adverse effect on Artecon's business, operating results and financial condition.

ARTECON'S CONTINGENCY PLAN

     Artecon currently does not have a contingency plan in place if any of the systems, processes or third party suppliers mentioned is not Y2K compliant. Currently, Artecon is in the process of preparing a contingency plan for Y2K compliance issues, and anticipates having such a contingency plan in place by the end of the third quarter of calendar 1999.

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

     Two countries that will convert to the euro, the Netherlands and France, generated revenue of approximately $894,000 and $763,000, respectively, or 1.7% of Artecon's total revenue for FY 1999. Based on this percentage of revenue generated from these two countries, Artecon does not anticipate that this conversion of the euro will have a significant impact on its financial statements. Artecon is continuing to evaluate the impact this conversion will have on its financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference from pages F-1 through F-19 of this Annual Report on Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of Artecon and their ages as of June 3, 1999, were as follows:

NAME                                   AGE                       POSITION
----                                  ------                     --------
James L. Lambert..................       46     President, Chief Executive Officer and Director
Dana W. Kammersgard...............       43     Secretary, Senior Vice President, Engineering
Norman Farquhar...................       53     Director
William J. Filip..................       54     Director
Brian D. Fitzgerald...............       54     Director
Dr. Chong Sup Park................       51     Director
Jason C. Sauey....................       37     Director
W.R. Sauey........................       71     Chairman of the Board

     James L. Lambert, a founder of Artecon California, has served as President, Chief Executive Officer and director of Artecon since March 1998 and, prior to such time, had served as President, Chief Executive Officer and a director of Artecon California since its inception in 1984. Prior to co-founding Artecon, from 1979 to 1984, Mr. Lambert served in various positions at CALMA, a division of General Electric Company, a publicly traded company, most recently, from 1981 to 1984, as Vice President of Research and Development. Mr. Lambert currently serves as a director of Snow Valley, Inc., a privately-held resort enterprise affiliated with the Nordic Group. Mr. Lambert serves as a director with the Nordic Group. He holds a B.S. and an M.S. in Civil and Environmental Engineering from the University of Wisconsin, Madison.

     Dana W. Kammersgard, a founder of Artecon California, has served as Artecon's Secretary and Senior Vice President, Engineering since March 1998. Mr. Kammersgard served as a director of Artecon California from its inception in 1984 and as its Vice President, Sales and Marketing from March 1997 until March 1998. Between 1984 and March 1997, Mr. Kammersgard served in various positions at Artecon California in engineering and customer support. Prior to co-founding Artecon California, Mr.

Kammersgard was the Director of Software Development at CALMA, a division of General Electric Company, a publicly traded utility company. Mr. Kammersgard holds a B.A. in Chemistry from the University of California, San Diego.

     Norman R. Farquhar has served as a director of Artecon since April 1998. Mr. Farquhar has served as Executive Vice President and Chief Financial Officer of Epicor Software Corporation (formerly known as Platinum Software Corporation), a developer of client/server enterprise resource planning software since December 1998. Mr. Farquhar served as Executive Vice President and Chief Financial Officer of DataWorks Corporation, a supplier of information systems to manufacturing companies ("DataWorks"), from February 1996 to December 1998 and as a director of DataWorks from August 1995 to December 1998. From April 1993 to December 1995, Mr. Farquhar served as Senior Vice President, Chief Financial Officer and Secretary of Wonderware Corporation, a manufacturer of software for the industrial automation industry. From December 1991 to April 1993, he was Vice President of Finance and Chief Financial Officer of MTI Technology Corporation, a developer of system-managed storage solutions. From November 1987 to December 1991, he was Senior Vice President and Chief Financial Officer of Amperif Corporation, a manufacturer of cache-based data storage subsystems. Mr. Farquhar is also a member of the Board of Directors of Alteer Corporation, a medical software company. Mr. Farquhar holds a B.S. from California State, Fullerton, and an MBA from California State, Long Beach.

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

     Brian D. Fitzgerald has served as a director of the Company since 1992 and was its Chairman of the Board from 1992 until March 1998. In 1982, Mr. Fitzgerald formed Capital Partners and Capital Partners I, L.P. and has since served as President of Capital Partners and a General Partner to Capital Partners I, L.P. Capital Partners acts as a diversified investment holding and operating company. Mr. Fitzgerald co-formed Capital Partners II, L.P. in 1990. Capital Partners I, Capital Partners II and related entities hold majority ownership positions and various officer and director positions in seven other businesses in diversified industries. From 1977 to 1982, Mr. Fitzgerald was a General Partner of Industrial Capital Group, a diversified investment holding and operating company, and from 1974 to 1977 served as strategic planning manager and corporate staff consultant at General Electric Company, a publicly traded company. Mr. Fitzgerald was formerly a director of Bryant Universal Roofing, Inc., a private corporation that filed for bankruptcy in 1996 under Chapter 11 of the U.S. Bankruptcy Code. Mr. Fitzgerald is also the Chairman of the Board of Security Capital Corporation, a public company, a position he has held since 1990, and is an officer and director of a number of privately-held companies. Mr. Fitzgerald holds a B.A. degree from Princeton University and an M.B.A. from the Harvard Graduate School of Business.

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

     W.R. Sauey, a founder of Artecon California, has served as Chairman of the Board of Artecon since March 1998 and prior to such time, had served as Chairman of the Board of Artecon California since its inception in 1984. From 1984 to 1997, Mr. Sauey also served as Treasurer of Artecon California. Mr. Sauey founded and serves as Chairman of the Board for a number of manufacturing companies in the Nordic Group of Companies, a group of privately-held independent companies for which Mr. Sauey is the principal shareholder (the "Nordic Group"). Mr. Sauey is an advisory board member of Liberty Mutual Insurance Company, a publicly traded insurance company, and also serves as a Trustee to the State of Wisconsin Investment Board. Mr. Sauey holds an M.B.A. from the University of Chicago

     Messrs. Farquhar and Filip are serving as Class I directors, whose term will expire at the first Annual Meeting following the Storage Dimensions Merger. Mr. Jason Sauey and Dr. Park are serving as Class II directors, whose term will expire at the second Annual Meeting following the Storage Dimensions Merger. Messrs. W.R. Sauey, Lambert and Fitzgerald are serving as Class III directors, whose term will expire at the third Annual Meeting following the Storage Dimensions Merger. Officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors or executive officers of the

Company, except that W.R. Sauey, Chairman of the Board of Directors, is (i) the father-in-law of James Lambert, the President, Chief Executive Officer and a director and (ii) the father of Jason Sauey, a director.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

BOARD COMMITTEES

     The Company has an Audit Committee and a Compensation Committee. The Audit Committee consists of Messrs. Farquhar (Chairman), Fitzgerald and W.R. Sauey. The Audit Committee recommends to the Board of Directors the engagement of Artecon's independent accountants, reviews with such accountants the plan, scope and results of their examination of the consolidated financial statements and determines the independence of such accountants. The Compensation Committee consists of Dr. Park (Chairman), and Messrs. Filip and Jason Sauey. The Compensation Committee reviews and makes recommendations to the Board of Directors regarding all forms of compensation to be provided to the executive officers, directors and consultants to Artecon and also administers Artecon's equity-based employee benefits plans.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table shows, for the fiscal years ended March 31, 1999, March 31, 1998 and March 29, 1997, compensation awarded or paid to, or earned by, (i) the individuals who served as the Company's Chief Executive Officer during the fiscal year ended March 31, 1999, and (ii) the Company's only other executive officer earned at least $100,000 during the fiscal year ended March 31, 1999 (collectively, the "Named Executive Officers):

                                                                                               COMPENSATION
                                                     ANNUAL COMPENSATION       OTHER ANNUAL     SECURITIES       ALL OTHER
NAME AND PRINCIPAL                                ------------------------     COMPENSATION     UNDERLYING      COMPENSATION
POSITION                               YEAR       SALARY ($)     BONUS ($)         ($)          OPTION (#)         ($)(1)
------------------                   -------      ----------     ---------     ------------    -------------    -------------
James L. Lambert .............          1999       227,702        96,808(2)           --           40,000              906
  President and                         1998       138,462        14,938(2)      291,250(4)            --              906
  Chief Executive                       1997       103,708         6,959              --               --              906
  Officer
Dana W. Kammersgard ..........          1999       172,614        48,870(3)           --           25,000               --
  Senior Vice President,                1998       124,139        27,782(3)      145,625(5)            --               --
  Engineering and                       1997       102,307        10,315              --               --               --
  Secretary

-------

(1)  Includes term life insurance premium paid on behalf of Mr. Lambert.

(2) Includes tax gross-ups paid to Mr. Lambert of $44,808 in 1999 and $14,938 in 1998.

(3) Includes tax gross-ups paid to Mr. Kammersgard of $44,808 in 1999 and $14,938 in 1998.

(4) Represents the dollar value of shares of Artecon California common stock purchased pursuant to an option exercise, calculated by multiplying the difference between the fair market value of such stock on the date of grant ($1.20 per share) and the exercise price ($0.035 per share) by the number of shares of Artecon California common stock purchased (250,000 shares).

(5) Represents the dollar value of shares of Artecon California common stock purchased pursuant to an option exercise, calculated by multiplying the difference between the fair market value of such stock on the date of grant ($1.20 per share) and the exercise price ($0.035 per share) by the number of shares of Artecon California common stock purchased (125,000 shares).

OPTION GRANTS IN LAST FISCAL YEAR

     Artecon grants options to its executive officers under its 1996 Stock Option Plan (the "1996 Plan"). The following table sets forth for each of Messrs. Lambert and Kammersgard information concerning stock options granted during the year ended March 31, 1999.

                                                                           INDIVIDUAL GRANTS
                                              ---------------------------------------------------------------------------
                                                                                                   POTENTIAL REALIZABLE
                                                                                                          VALUE
                                                                                                     AT ASSUMED ANNUAL
                                                                                                          RATES
                                               PERCENT OF                                             OF STOCK PRICE
                                NUMBER OF     TOTAL OPTIONS                                            APPRECIATION
                               UNDERLYING      GRANTED TO        EXERCISE                            FOR OPTION TERM(3)
                                 OPTIONS      EMPLOYEES IN      PRICE PER       EXPIRATION       ------------------------
NAME                            GRANTED(1)       1999(2)          SHARE            DATE             5%               10%
----                           -----------    -------------     ----------      ----------       --------        --------
James L. Lambert .......          40,000             1.8%        $   3.75          4/1/08        $ 94,500        $238,500
Dana W. Kammersgard ....          25,000             1.1             3.75          4/1/08          59,062         149,062

----------

(1) Options granted have a ten year term, and vest at the rate of 1/4 (one-fourth) of the shares subject to the Option shall vest on the first one (1) year anniversary of the vesting commencement date, and an additional 1/4th (one-fourth) of the shares shall vest on each one (1) year anniversary thereafter.

(2) Based on options to purchase 2,225,000 shares of Artecon common stock granted to employees, including Messrs. Lambert and Kammersgard, under the 1996 Plan during the fiscal year ended March 31, 1999.

(3) Calculated on the assumption that the market value of the underlying stock increases at the stated values, compounded annually. The total appreciation of the options over their ten-year terms at 5% and 10% is 63% and 159%, respectively

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

      During the fiscal year ended March 31, 1999, none of the Company's named executive officers exercised any stock options, nor were any stock options exercisable as of March 31, 1999.

EMPLOYEE BENEFIT PLANS

1996 STOCK OPTION PLAN

     The 1996 Plan provides for granting to employees, including officers, directors, and consultants, of non-statutory stock options. A total of 3,000,000 shares of Artecon common stock are currently reserved for issuance pursuant to the 1996 Plan. As of March 31, 1999, options to purchase 1,410,497 shares of Artecon common stock were outstanding under the 1996 Plan and 1,589,503 shares of Artecon common stock remained available for issuance under the 1996 Plan. In April 1998, Artecon granted options to purchase 1,471,500 shares at exercise prices ranging from $3.38 to $3.75. Additionally, 217,500 options with exercise prices ranging from $5.13 to $7.00 were cancelled and re-granted at $3.375 per share.

1996 EMPLOYEE STOCK PURCHASE PLAN

     The 1996 Employee Stock Purchase Plan (the "Purchase Plan") provides for the opportunity to purchase Artecon common stock through accumulated payroll deductions. A total of 400,000 shares of Artecon common stock are currently reserved for issuance under the Purchase Plan. As of March 31, 1999, 298,401 shares of Artecon common stock had been purchased under the Purchase Plan and 101,599 shares remained available for purchase under the Purchase Plan.

401(k) PLAN

     Artecon has a savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan allows eligible employees to contribute up to 15 percent of their compensation on a pre-tax basis up to the statutorily prescribed annual limit ($10,000 in 1998). Artecon matches 50 percent of the employee's contribution up to a specified limit. Such matching contributions vest incrementally over 5 years.

DIRECTOR COMPENSATION

     For services as directors, effective April 1998, each non-employee member of the Artecon board of directors receives an annual fee of $10,000, plus $2,000 for each board meeting attended in person, $1,000 for each board meeting attended via telephone conference, $1,000 for each committee meeting attended in person and $500 for each committee meeting attended via telephone conference, provided that the committee meeting is not on the same date as the board meeting and reimbursement for reasonable expenses. The 1996 Plan provides that options may be granted to non-employee directors. See "-- Employee Benefit Plans -- 1996

Stock Option Plan." In April 1998, each non-employee director received an initial grant of options to purchase 50,000 shares of Common Stock at an exercise price of $3.75 per share. Concurrently with such grant, Mr. Fitzgerald and Dr. Park, two current Artecon directors, surrendered for cancellation certain non-employee director stock options granted to them prior to the Storage Dimensions merger.

OPTION REPRICING INFORMATION

     In April 1998, following the Storage Dimensions merger, Artecon implemented an employee option exchange program (the "1998 Repricing") applicable to Artecon employees (other than executive officers). Under the program, outstanding options held by qualifying employees with an exercise price greater than $3.38 per share, the closing price of the Artecon common stock on the date of the exchange (the "1998 Exchange Price"), were exchanged for new options to purchase the same number of shares at an exercise price equal to the 1998 Exchange Price. Subject to certain exceptions, the new options are not exercisable until one year after the date of issuance, at which time they will continue to vest to the same extent as the old options surrendered therefor. During the past ten years, no options held by executive officers of Artecon have been repriced.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock and Preferred Stock as of June 3, 1999, by:

     - each shareholder who is known by the Company to own beneficially more than 5% or more of the outstanding shares of Common Stock;

     -    each named executive officer of the Company;

     -    each director of the Company; and

     -    all directors and executive officers of the Company as a group.

     Unless otherwise indicated, to the knowledge of Artecon, all persons listed below have sole voting and investment power with respect to their shares of Artecon common stock and preferred stock, except to the extent authority is shared by spouses under applicable law.


                                       SHARES OF         PERCENT OF
                                        STOCK              COMMON       PREFERRED STOCK        PERCENT OF
                                     BENEFICIALLY          STOCK          BENEFICIALLY      PREFERRED STOCK
NAME AND ADDRESS                       OWNED(1)           OWNED(2)          OWNED(1)            OWNED(2)
----------------                     ------------        ----------     ---------------     ----------------
5% Stockholders
Capital Partners Group ..........      2,900,623(3)            13.3%               --                 --
Maxtor Corporation ..............      1,600,000                7.3%               --                 --

Officers & Directors
W.R. Sauey ......................      5,295,384(4)            24.3%        2,494,159(5)             100%
James L. Lambert ................      3,509,777(6)            16.1%               --                 --
Dana W. Kammersgard .............      1,388,087(7)             6.4%               --                 --
Jason C. Sauey ..................        373,104(8)             1.7%               --                 --
Dr. Chong Sup Park ..............      1,612,500(9)             7.4%               --                 --
Brian D. Fitzgerald .............      2,913,123(3)(10)        13.4%               --                 --
Norman R. Farquhar ..............         12,500(11)              *                --                 --
William J. Filip ................         27,500(12)              *                --                 --
All executive officers and
  directors as a Group
  (9 persons)(13) ...............     15,131,975               69.2%        2,494,159                100%

------------

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

(2) Percentage of beneficial ownership is based on 21,772,227 shares of common stock outstanding as of June 3, 1999. Preferred stock is based on 2,494,159 shares of Series A Preferred Stock outstanding as of June 3, 1999.

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

(4) Includes (i) 891,151 shares of common stock held by Flambeau Corp., (ii) 235,507 shares of common stock held by Flambeau Products Corp., (iii) 38,333 shares of common stock held by Seats, Inc. and (iv) 1,038,103 shares of common stock held by the W.R. & Floy A. Sauey Grandparents Trust established for the benefit of certain grandchildren of W.R. Sauey. Mr. Sauey is Chairman of the Board and the principal shareholder in each of Flambeau Corp., Flambeau Products Corp. and Seats, Inc. (collectively, the "Sauey Affiliates"). Mr. Sauey disclaims beneficial ownership of all the above-listed shares, except to the extent of his pecuniary or pro rata interest in such shares. Also, includes options to purchase 12,500 shares of common stock exercisable at or within 60 days of June 3, 1999.

(5)    Includes (i) 1,038,604 shares of preferred stock held by Flambeau Corp.,
       (ii) 1,038,604 shares of preferred stock held by Flambeau Products Corp. and (iii) 169,074 shares of preferred stock held by Seats, Inc. Mr. Sauey disclaims beneficial ownership of all the above-listed shares, except to the extent of his pecuniary or pro rata interest in such shares.

(6) Includes (i) 3,492,681 shares held jointly with Pamela Lambert, the spouse of Mr. Lambert, (ii) 3,600 shares of common stock held by Pamela Lambert, and 166 shares of common stock held by Mr. Lambert's daughter and (iii) options to purchase 10,000 shares of common stock exercisable at or within 60 days of June 3, 1999.

(7) Includes (i) 546 shares of common stock held by Lisa Kammersgard, the spouse of Mr. Kammersgard and (ii) options to purchase 6,250 shares of common stock exercisable at or within 60 days of June 3, 1999.

(8) Includes options to purchase 12,500 shares of common stock exercisable at or within 60 days of June 3, 1999.

(9) Includes 1,600,000 shares held by Maxtor Corporation. Dr. Park is President and Chief Executive Officer of Hyundai Electronics America, the parent of Maxtor Corporation, and Chairman of the Board of Maxtor Corporation. Also, includes options to purchase 12,500 shares of common stock exercisable at or within 60 days of June 3, 1999.

(10) Includes options to purchase 12,500 shares of common stock exercisable at or within 60 days of June 3, 1999.

(11) Includes options to purchase 12,500 shares of common stock exercisable at or within 60 days of June 3, 1999.

(12) Includes options to purchase 12,500 shares of common stock exercisable at or within 60 days of June 3, 1999.

(13)   Includes 2,203,094 shares of common stock held by the Sauey Affiliates

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Falcon acquisition purchase price of $3,500,000 included $1,000,000 in cash and a promissory note in the original principal amount of $1,250,000 (the "Artecon Note"). Subsequent to the issuance of the Artecon Note, Artecon California and Falcon amended the Artecon Note to decrease the principal amount due thereunder to $750,000. Concurrently with the Falcon Acquisition, Falcon transferred the Falcon Technology to Founding Partners, a California general partnership ("Founding Partners"), in exchange for a promissory note in the principal amount of $1,750,000 (the "Founding Partners Note"). Dana Kammersgard, James Lambert and W.R. Sauey, each of whom is an executive officer and/or director of Artecon, are the general partners of Founding Partners. Founding Partners is considered to be a "special purpose entity" and, accordingly, has been consolidated with Artecon for financial reporting purposes. The purchase price was allocated among the acquired assets to $10,232,000 for other assets acquired, $638,000 to goodwill and other intangible assets, $14,138,000 for liabilities assumed and to in-process research and development expenses of $3,700,000, which had no future alternative use, based on management assumptions. Under the terms of the Artecon Note, as adjusted, and the Founding Partners Note (collectively, the "Notes"), Artecon and Founding Partners are required to make monthly payments to Falcon of $15,935 and $37,182, respectively, through August 2002. Each of the Notes bears interest at the rate of 10% per annum. As of March 31, 1999, the approximate amount of principal outstanding under the Artecon Note was $552,000, and the approximate amount of principal outstanding under the Founding Partners Note was $1,287,000.

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

     Pursuant to certain commitments between Artecon and the Nordic Group, in which W.R. Sauey holds a controlling interest, Artecon was obligated to pay fees to the Nordic Group for certain software maintenance services provided by and overhead costs incurred by the Nordic Group. Such fees totaled approximately $9,000 to $11,000 per month and represented Artecon's portion of overhead costs paid by the Nordic Group on its behalf. Such payments terminated effective upon the closing of the Merger. In addition, Artecon leases certain real property from W.R. Sauey at a monthly rental fee of approximately $1,125 under a month-to-month lease between the parties.

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

     During the fiscal years ended March 29, 1997, March 31, 1998, and March 31, 1999, Artecon made payments to certain entities affiliated with W.R. Sauey (the "Nordic Group Companies") of approximately $85,000, $130,000 and $80,000, respectively, for the purchase of certain products and services from the Nordic Group Companies. In addition, during the fiscal years ended March 29, 1997, March 31, 1998 and March 31, 1999, the company received payments for the sale of certain products and services from certain of the Nordic Group Companies of approximately $74,000, $125,000 and $48,000, respectively. As of March 31, 1999, Artecon had accounts receivable from certain Nordic Group Companies of approximately $13,000 and accounts payable of zero.

     In February 1999, the Company issued a promissory note to Flambeau Corporation, a company affiliated with Mr. W.R. Sauey, for the principal amount of $500,000 at an interest rate of prime minus one-half of one percent. Such note was paid in full by Artecon on March 30, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

 (a) Documents Filed With Report

     (1) Financial Statements

         The consolidated balance sheets for the years ended March 31, 1999 and 1998, and the consolidated statements of operations, statements of shareholders' equity and cash flows for each of the years ended March 31, 1999, March 31, 1998 and March 29, 1997, together with the notes thereto.

     (2) Financial Data Schedules

         See Exhibit 27.1 below

     (3) Exhibits

        EXHIBIT
         NUMBER                          DESCRIPTION OF DOCUMENT
         ------                          -----------------------
          2.1             Agreement and Plan of Merger and Reorganization by and
                          among the Registrant, BH Acquisition Corp. and Box
                          Hill Systems Corp. ("Box Hill"), dated as of April 29,
                          1999.(1)(3)

          3.1             Second Amended and Restated Certificate of
                          Incorporation of Registrant.(2)

          3.2             Certificate of Amendment of Amended and Restated
                          Certificate of Incorporation of Registrant.(7)

          3.3             Bylaws of Registrant.(5)

          4.1             Form of Registrant's Common Stock Certificate.(5)

          4.2             Form of Registrant's Series A Preferred Stock
                          Certificate.(4)

         10.1 Form of Voting Agreement, dated April 29, 1999, between Registrant and the shareholders of Box Hill as named therein.(3)

         10.2 Form of Voting Agreement, dated April 29, 1999, between Box Hill and the stockholders of the Registrant as named therein.(3)

         10.3 Form of Indemnification Agreement entered into between the Registrant and its directors and officers.(2)

         10.4             Registrant's 1996 Stock Option Plan, as amended.(5)(6)

         10.5 Registrant's 1996 Employee Stock Purchase Plan, as amended.(5)(6)

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

         10.7 Lease, dated October 8, 1993, between the Registrant and Callahan-Pentz Properties, McCarthy Four. (2)

         10.8 First Amendment to Lease, dated June 28, 1995, between the Registrant and Callahan-Pentz Properties, McCarthy
                          Four.(2)

         10.9             Credit Agreement, Revolving Credit Note, Security
                          Agreements, Guaranty of Payment, Patent Security
                          Agreement and Trademark Security Agreement, each dated
                          May 15, 1998, among the Registrant, LaSalle National
                          Bank and the other parties named therein.(1)(7)

         10.10            Lease, dated July 9, 1993, as amended, between
                          Artecon, Inc. and Vector Associates.(7)

         10.11            Asset Purchase Agreement, dated August 21, 1997, among
                          Artecon California, Falcon Systems, Inc. and Craig
                          Caudill.(7)

         10.12 Technology Purchase Agreement, dated August 21, 1997, among Founding Partners, Falcon Systems, Inc. and
                          Craig Caudill.(7)

         10.13            Promissory Note, dated August 21, 1997, issued by
                          Artecon California to Falcon Systems, Inc.(7)

         10.14            Promissory Note, dated August 21, 1997, issued by
                          Founding Partners to Falcon Systems, Inc.(7)

         10.15 Technology License Agreement, dated August 21, 1997, between Artecon California and Founding Partners.(7)

         10.16            Amendment to Technology License Agreement, dated
                          December 22, 1997, between Artecon California and
                          Founding Partners.(7)

        EXHIBIT
         NUMBER                          DESCRIPTION OF DOCUMENT
         ------                          -----------------------
         10.17            Form of employment agreement between the Registrant
                          and certain employees.(2)(6)

         10.18            Amendment No. 1 to the Employment Agreement, dated
                          March 9, 1998, between the Registrant and David A.
                          Eeg.(6)(7)

         10.19            Amendment No. 1 to the Employment Agreement, dated
                          March 9, 1998, between the Registrant and Robert
                          Bylin.(6)(7)

         21               Subsidiaries of Registrant.

         23.1             Consent of Deloitte & Touche LLP.

         24               Power of Attorney. Reference is made to page 34.

         27               Financial Data Schedule.

----------

(1) Schedules omitted pursuant to Regulation S-K, Item 601(b)(2) of the Commission. Registrant undertakes to furnish such schedules to the Commission supplementally upon request.

(2) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-20045), as amended, and incorporated herein by reference.

(3) Filed as an exhibit to the Current Report on Form 8-K of Box Hill dated April 29, 1999, and incorporated herein by reference.

(4) Filed as an exhibit to Registrant's Registration Statement on Form S-4 (No. 333-47593) and incorporated herein by reference.

(5) Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-56281) and incorporated herein by reference.

(6) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

(7) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference.

(b)    Reports on Form 8-K

           None


(c) See response to Item 14(a)(3) above.

(d) See response to Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARTECON, INC.


                                        By:       /s/ JAMES L. LAMBERT
                                            ------------------------------------
                                                      James L. Lambert
                                                          President


                                        Date: June 29, 1999


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James L. Lambert and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

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

                SIGNATURES                                             TITLE                              DATE
                ----------                                             -----                              ----
          /s/ JAMES L. LAMBERT             President and Chief Executive Officer and Director         June 29, 1999
--------------------------------------     (Principal Executive Officer and Principal Financial
            James L. Lambert               and Accounting Officer)

             /s/ W.R. SAUEY                Chairman of the Board of Directors                         June 29, 1999
--------------------------------------
               W.R. Sauey

         /s/ NORMAN R. FARQUHAR            Director                                                   June 29, 1999
--------------------------------------
           Norman R. Farquhar

          /s/ WILLIAM J. FILIP             Director                                                   June 29, 1999
--------------------------------------
            William J. Filip

         /s/ BRIAN D. FITZGERALD           Director                                                   June 29, 1999
--------------------------------------
           Brian D. Fitzgerald

         /s/ DR. CHONG SUP PARK            Director                                                   June 29, 1999
--------------------------------------
           Dr. Chong Sup Park

                                           Director
--------------------------------------
             Jason C. Sauey

                                  EXHIBIT INDEX


        EXHIBIT
         NUMBER                          DESCRIPTION OF DOCUMENT
         ------                          -----------------------
          2.1             Agreement and Plan of Merger and Reorganization by and
                          among the Registrant, BH Acquisition Corp. and Box
                          Hill Systems Corp. ("Box Hill"), dated as of April 29,
                          1999.(1)(3)

          3.1             Second Amended and Restated Certificate of
                          Incorporation of Registrant.(2)

          3.2             Certificate of Amendment of Amended and Restated
                          Certificate of Incorporation of Registrant.(7)

          3.3             Bylaws of Registrant.(5)

          4.1             Form of Registrant's Common Stock Certificate.(5)

          4.2             Form of Registrant's Series A Preferred Stock
                          Certificate.(4)

         10.1 Form of Voting Agreement, dated April 29, 1999, between Registrant and the shareholders of Box Hill as named therein.(3)

         10.2 Form of Voting Agreement, dated April 29, 1999, between Box Hill and the stockholders of the Registrant as named therein.(3)

         10.3 Form of Indemnification Agreement entered into between the Registrant and its directors and officers.(2)

         10.4             Registrant's 1996 Stock Option Plan, as amended.(5)(6)

         10.5 Registrant's 1996 Employee Stock Purchase Plan, as amended.(5)(6)

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

         10.7 Lease, dated October 8, 1993, between the Registrant and Callahan-Pentz Properties, McCarthy Four. (2)

         10.8 First Amendment to Lease, dated June 28, 1995, between the Registrant and Callahan-Pentz Properties, McCarthy
                          Four.(2)

         10.9             Credit Agreement, Revolving Credit Note, Security
                          Agreements, Guaranty of Payment, Patent Security
                          Agreement and Trademark Security Agreement, each dated
                          May 15, 1998, among the Registrant, LaSalle National
                          Bank and the other parties named therein.(1)(7)

         10.10            Lease, dated July 9, 1993, as amended, between
                          Artecon, Inc. and Vector Associates.(7)

         10.11            Asset Purchase Agreement, dated August 21, 1997, among
                          Artecon California, Falcon Systems, Inc. and Craig
                          Caudill.(7)

         10.12 Technology Purchase Agreement, dated August 21, 1997, among Founding Partners, Falcon Systems, Inc. and
                          Craig Caudill.(7)

         10.13            Promissory Note, dated August 21, 1997, issued by
                          Artecon California to Falcon Systems, Inc.(7)

         10.14            Promissory Note, dated August 21, 1997, issued by
                          Founding Partners to Falcon Systems, Inc.(7)

         10.15 Technology License Agreement, dated August 21, 1997, between Artecon California and Founding Partners.(7)

         10.16            Amendment to Technology License Agreement, dated
                          December 22, 1997, between Artecon California and
                          Founding Partners.(7)

         10.17 Form of employment agreement between the Registrant and certain employees.(2)(6)

         10.18            Amendment No. 1 to the Employment Agreement, dated
                          March 9, 1998, between the Registrant and David A.
                          Eeg.(6)(7)

         10.19            Amendment No. 1 to the Employment Agreement, dated
                          March 9, 1998, between the Registrant and Robert
                          Bylin.(6)(7)

         21               Subsidiaries of Registrant.

         23.1             Consent of Deloitte & Touche LLP.

         24               Power of Attorney. Reference is made to page 34.

         27               Financial Data Schedule.

----------

(1) Schedules omitted pursuant to Regulation S-K, Item 601(b)(2) of the Commission. Registrant undertakes to furnish such schedules to the Commission supplementally upon request.

(2) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-20045), as amended, and incorporated herein by reference.

(3) Filed as an exhibit to the Current Report on Form 8-K of Box Hill dated April 29, 1999, and incorporated herein by reference.

(4) Filed as an exhibit to Registrant's Registration Statement on Form S-4 (No. 333-47593) and incorporated herein by reference.

(5) Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-56281) and incorporated herein by reference.

(6) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

(7) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference.

----------

                         INDEX TO FINANCIAL STATEMENTS

ARTECON, INC.
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of March 31, 1999 and March
  31, 1998..................................................  F-3
Consolidated Statement of Operations and Comprehensive
  Operations for the years ended March 31, 1999, March 31,
  1998 and March 29, 1997...................................  F-5
Consolidated Statement of Shareholders' Equity for the years ended March 31, 1999, March 31, 1998 and March 29, 1997...  F-6
Consolidated Statement of Cash Flows for the years ended
  March 31, 1999, March 31, 1998 and March 29, 1997.........  F-7
Notes to Consolidated Financial Statements..................  F-10
Independent Auditor's Report on Schedule....................  S-1
Schedule II--Valuation and Qualifying Accounts..............  S-2

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Artecon, Inc.

     We have audited the accompanying consolidated balance sheets of Artecon, Inc. and its subsidiaries (the Company) as of March 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Artecon, Inc. and its subsidiaries at March 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Costa Mesa, California
May 6, 1999

                                 ARTECON, INC.

                          CONSOLIDATED BALANCE SHEETS
                         AS OF MARCH 31, 1999 AND 1998

                                                           MARCH 31,    MARCH 31,
                                                             1999         1998
                                                           ---------    ---------
                                                           (IN THOUSANDS, EXCEPT
                                                               SHARE AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents..............................  $  2,093     $  7,992
  Accounts receivable, less allowance for doubtful
     accounts and sales returns of $1,017 at March 31,
     1999 and $893 at March 31, 1998.....................    12,231       18,415
  Inventories, net.......................................    11,673       12,354
  Deferred income taxes..................................     3,239        3,510
  Prepaid expenses and other.............................     1,970        1,654
                                                           --------     --------
     Total current assets................................    31,206       43,925
Property and Equipment:
  Machinery and equipment................................     3,811        4,474
  Tooling molds..........................................       932        1,158
  Furniture and fixtures.................................       136          105
  Computer software......................................       183          347
                                                           --------     --------
                                                              5,062        6,084
  Less accumulated depreciation..........................    (3,426)      (2,358)
                                                           --------     --------
     Property and equipment, net.........................     1,636        3,726
Other assets.............................................       114          133
Goodwill, net............................................     1,252        4,668
Other intangible assets, net.............................     1,059        3,291
Deferred income taxes....................................     7,894        1,602
                                                           --------     --------
                                                           $ 43,161     $ 57,345
                                                           ========     ========

                                                           MARCH 31,         MARCH 31,
                                                             1999              1998
                                                           ---------         ---------
                                                              (IN THOUSANDS, EXCEPT
                                                           SHARE AND PER SHARE AMOUNTS)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................  $  9,663          $ 14,253
  Accrued compensation...................................     1,446             2,431
  Accrued merger and restructuring liabilities...........     1,259             5,765
  Other accrued liabilities..............................     2,016             3,684
  Unearned maintenance revenue...........................     1,387               182
  Current portion of long-term debt......................       483               756
  Short-term borrowings..................................                          35
                                                           --------          --------
     Total current liabilities...........................    16,254            27,106
Long-term liabilities....................................       133                13
Borrowings under lines of credit.........................    10,552             7,899
Long-term debt...........................................     1,356             2,585
Minority interest........................................        52                63
Commitments (Note 14)....................................
Shareholders' equity:
  Convertible preferred A shares, $.005 par value, 10,000
     shares authorized, 2,494 shares issued and
     outstanding at March 31, 1999 and
     March 31, 1998; liquidation preference of $4,988....        12                12
  Common shares, $.005 par value ; 40,000 shares
     authorized; 21,707 and 21,387 shares issued and
     outstanding at March 31, 1999 and March 31, 1998,
     respectively........................................       109               107
  Additional paid-in capital.............................    39,596            39,148
  Accumulated other comprehensive operations.............       (62)              (97)
  Accumulated deficit....................................   (24,841)          (19,491)
                                                           --------          --------
     Total shareholders' equity..........................    14,814            19,679
                                                           --------          --------
                                                           $ 43,161          $ 57,345
                                                           ========          ========

See accompanying notes to consolidated financial statements.

                                 ARTECON, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE OPERATIONS
               FOR THE YEARS ENDED MARCH 31, 1999, MARCH 31, 1998
                               AND MARCH 29, 1997

                                               MARCH 31,    MARCH 31,    MARCH 29,
                                                 1999         1998         1997
                                               ---------    ---------    ---------
                                                         (IN THOUSANDS,
                                                    EXCEPT PER SHARE AMOUNTS)
Net revenues.................................   $95,879     $ 66,340      $55,317
Cost of sales................................    61,958       50,945       42,391
Restructure expenses.........................       403           --           --
                                                -------     --------      -------
Gross margin.................................    33,518       15,395       12,926
Operating expenses:
  Selling & service..........................    26,108       11,422        7,643
  General & administrative...................     5,347        3,584        1,663
  Research and development...................     7,329        3,199        2,392
  Restructure expenses.......................     1,404           --           --
  Additional amortization of intangible
     assets..................................       867           --           --
  Acquired in-process research and
     development costs.......................        --       18,200           --
                                                -------     --------      -------
     Total operating expenses................    41,055       36,405       11,698
                                                -------     --------      -------
Operating (loss) income......................    (7,537)     (21,010)       1,228
Other expense:
  Other income (expense), net................       395         (124)         (10)
  (Loss) gain on foreign currency
     transactions, net.......................       (14)        (141)          45
  Interest expense, net......................    (1,018)        (820)        (282)
                                                -------     --------      -------
     Total other expense.....................      (637)      (1,085)        (247)
                                                -------     --------      -------
(Loss) income before income tax benefit
  (provision)................................    (8,174)     (22,095)         981
Income tax benefit (provision)...............     2,824        2,807         (340)
                                                -------     --------      -------
Net (loss) income............................   $(5,350)    $(19,288)     $   641
                                                =======     ========      =======
Basic net (loss) income per share............   $ (0.25)    $  (3.30)     $  0.12
                                                =======     ========      =======
Weighted average shares used to calculate
  basic net income (loss) per share..........    21,549        5,841        5,202
                                                =======     ========      =======
Diluted net (loss) income per share..........   $ (0.25)    $  (3.30)     $  0.08
                                                =======     ========      =======
Weighted average shares used to calculate
  diluted net income (loss) per share........    21,549        5,841        8,410
                                                =======     ========      =======
COMPREHENSIVE OPERATIONS:
Net (loss) income............................   $(5,350)    $(19,288)     $   641
Foreign currency translation adjustments, net
  of tax.....................................        35          233          (18)
                                                -------     --------      -------
Comprehensive (loss) income..................   $(5,315)    $(19,055)     $   623
                                                =======     ========      =======

See accompanying notes to consolidated financial statements.

                                 ARTECON, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1999, MARCH 31, 1998
                               AND MARCH 29, 1997

                                                       CONVERTIBLE        CONVERTIBLE
                                    CONVERTIBLE        PREFERRED B        PREFERRED A
                                  PREFERRED SHARES        SHARES            SHARES         COMMON SHARES
                                  ----------------   ----------------   ---------------   ----------------
                                  SHARES   AMOUNT    SHARES   AMOUNT    SHARES   AMOUNT   SHARES   AMOUNT
                                  ------   -------   ------   -------   ------   ------   ------   -------
                                                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, April 1, 1996..........  1,212    $2,419    1,405    $2,810       --     $--     5,210    $  601
Repurchase of common and
 preferred shares...............   (100)     (200)                                          (17)
Foreign currency translation
 adjustment.....................
Net income......................
                                  ------   -------   ------   -------   -----     ---     ------   -------
BALANCE, March 29, 1997.........  1,112     2,219    1,405     2,810                      5,193       601
Issuance of common shares.......              (57)               (68)                       851       817
Conversion of preferred shares
 to common shares...............    (23)      (46)                                           29        46
Conversion of convertible
 preferred and preferred B
 shares to convertible preferred
 A shares....................... (1,089)   (2,116)  (1,405)   (2,742)   2,494      12
Assumed issuance of common stock
 in connection with
 acquisition....................                                                         15,314    (1,357)
Foreign currency translation
 adjustment.....................
Net loss........................
                                  ------   -------   ------   -------   -----     ---    ------    -------
BALANCE, March 31, 1998.........                                        2,494      12    21,387       107
Common stock issued under
 employee stock purchase plan...                                                            167         1
Common stock issued under
 employee stock option plan.....                                                            153         1
Stock options income tax
 benefits.......................
Foreign currency translation
 adjustment.....................
Net loss........................
                                  ------   -------   ------   -------   -----     ---    ------    -------
BALANCE, March 31, 1999.........     --    $            --    $   --    2,494     $12    21,707    $  109
                                  ======   =======   ======   =======   =====     ===    ======    =======


                                              OTHER
                                            COMPREHEN-    ACCUM-
                                  PAID-IN      SIVE       ULATED     TOTAL
                                  CAPITAL   OPERATIONS   DEFICIT     EQUITY
                                  -------   ----------   --------   --------
                                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, April 1, 1996..........              $(312)     $   (798)  $  4,720
Repurchase of common and
 preferred shares...............                              (46)      (246)
Foreign currency translation
 adjustment.....................                (18)                     (18)
Net income......................                              641        641
                                  -------     -----      --------   --------
BALANCE, March 29, 1997.........               (330)         (203)     5,097
Issuance of common shares.......                                         692
Conversion of preferred shares
 to common shares...............
Conversion of convertible
 preferred and preferred B
 shares to convertible preferred
 A shares.......................   4,846
Assumed issuance of common stock
 in connection with
 acquisition....................  34,302                              32,945
Foreign currency translation
 adjustment.....................                233                      233
Net loss........................                          (19,288)   (19,288)
                                  -------     -----      --------   --------
BALANCE, March 31, 1998.........  39,148        (97)      (19,491)    19,679
Common stock issued under
 employee stock purchase plan...     236                                 237
Common stock issued under
 employee stock option plan.....      75                                  76
Stock options income tax
 benefits.......................     137                                 137
Foreign currency translation
 adjustment.....................                 35                       35
Net loss........................                           (5,350)    (5,350)
                                 -------      -----      --------   --------
BALANCE, March 31, 1999......... $39,596      $ (62)     $(24,841)  $ 14,814
                                 =======      =====      ========   ========

See accompanying notes to consolidated financial statements.

                                 ARTECON, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1999, MARCH 31, 1998
                               AND MARCH 29, 1997

                                               MARCH 31,    MARCH 31,    MARCH 29,
                                                 1999         1998         1997
                                               ---------    ---------    ---------
                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net (loss) income..........................   $(5,350)    $(19,288)    $    641
  Adjustments to reconcile net (loss) income
     to net cash (used in) provided by
     operating activities, net of effects of
     acquisition:
     Depreciation and amortization...........     5,152        1,001          664
     Write-off of property and equipment.....       323           --           --
     Compensation expense related to stock
       issuances.............................        --          699           --
     Acquired in-process research and
       development costs.....................        --       18,200           --
     Provision for doubtful accounts and
       sales returns.........................       123          271           10
     Deferred income taxes...................    (3,307)      (2,868)         (18)
     Impairment of intangible assets.........       300           --           --
     Changes in operating assets and
       liabilities, net of effects of
       acquisitions:
       Accounts receivable...................     6,061          258          226
       Inventories...........................       682        3,276         (980)
       Prepaid expenses and other assets.....      (308)        (580)        (175)
       Accounts payable......................    (4,498)          96          240
       Accrued compensation..................      (985)         406         (327)
       Accrued merger and restructuring
          liabilities........................    (4,261)        (816)          --
       Other accrued liabilities.............    (2,005)        (506)         518
       Unearned maintenance revenue..........     1,205           49          (39)
       Long-term liabilities.................       120          (91)         (13)
       Other.................................        36           20           (5)
                                                -------     --------     --------
          Net cash (used in) provided by
             operating activities............    (6,712)         127          742
Cash flows from investing activities:
  Purchases of property and equipment........      (638)        (668)        (260)
  Cash received from acquisitions, net of
     cash paid...............................        --        7,351           --
                                                -------     --------     --------
     Net cash (used in) provided by investing
       activities............................      (638)       6,683         (260)

                                               MARCH 31,    MARCH 31,    MARCH 29,
                                                 1999         1998         1997
                                               ---------    ---------    ---------
                                                         (IN THOUSANDS)
Cash flows from financing activities:
  Proceeds from bank and other borrowings....    48,292       24,988       23,116
  Payments on bank and other borrowings......   (47,210)     (24,802)     (23,381)
  Issuance of common shares..................       313           17           --
  Repurchase of preferred shares.............        --           --         (230)
  Repurchase of common shares................        --           --          (16)
                                                -------     --------     --------
     Net cash provided by (used in) financing
       activities............................     1,395          203         (511)
Effect of exchange rate changes on cash......        56          233          (18)
                                                -------     --------     --------
Net (decrease) increase in cash..............    (5,899)       7,246          (47)
Cash and cash equivalents, beginning of
  year.......................................     7,992          746          793
                                                -------     --------     --------
Cash and cash equivalents, end of year.......   $ 2,093     $  7,992     $    746
                                                =======     ========     ========
Supplemental disclosures of cash flow
  information:
  Cash paid during the year for:
  Interest...................................   $   817     $    663     $    307
                                                =======     ========     ========
  Income taxes (refunded) paid...............   $  (961)    $    880     $    289
                                                =======     ========     ========
Supplemental schedule of noncash investing
  and financing activities:
  Acquisitions of property and equipment for
     note payable............................                            $    360
                                                                         ========
  Adjustment of deferred income taxes and
     goodwill (Notes 1 and 14)...............   $ 2,576
                                                =======
  Stock Option income tax benefits...........   $   137
                                                =======
Detail of businesses acquired in purchase
  business combinations:
  On August 21, 1997, the Company acquired
     certain net assets of Falcon Systems,
     Inc.
  A summary of the transaction is as follows:
     Fair value of other assets acquired.....               $ 10,232
     Acquired in-process research and
       development costs.....................                  3,700
     Other intangible assets.................                    420
     Goodwill................................                    127
     Acquired developed technology...........                     91
     Note to Falcon shareholder..............                 (2,500)

                                               MARCH 31,    MARCH 31,    MARCH 29,
                                                 1999         1998         1997
                                               ---------    ---------    ---------
                                                         (IN THOUSANDS)
     Cash paid for acquisition, net of cash
       acquired..............................                   (432)
                                                            --------
Liabilities assumed..........................               $ 11,638
                                                            ========
  On March 31, 1998, the Company acquired the
     net assets of Storage Dimensions, Inc.
     (SDI)
  A summary of the transactions is as
     follows:
     Fair value of other assets acquired.....               $ 17,281
     Acquired in-process research and
       development...........................                 14,500
     Other intangible assets.................                  2,400
     Goodwill................................                  4,538
     Acquired developed technology...........                    500
     Cash acquired...........................                  7,783
     Fair market value of stock..............                (32,945)
                                                            --------
Liabilities assumed..........................               $ 14,057
                                                            ========

See accompanying notes to consolidated financial statements.

                                 ARTECON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     FOR THE YEARS ENDED MARCH 31, 1999, MARCH 31, 1998, AND MARCH 29, 1997

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  DESCRIPTION OF BUSINESS ACTIVITIES

     DESCRIPTION OF BUSINESS -- Artecon, Inc. and its wholly- and majority-owned subsidiaries, (collectively, the Company or Artecon), are manufacturers and suppliers of value-added computer products and services in the open systems workstation and server markets. The Company's principal markets include the United States, Europe, Canada, and Japan. The Company sells its products through a direct sales force, reseller distribution channels, worldwide government agencies and Fortune 1000 companies.

     On August 21, 1997, the Company acquired certain net assets of Falcon Systems, Inc. (Falcon), a manufacturer and distributor of computer peripheral equipment. The purchase price of $3,500 included $1,000 in cash and $2,500 of promissory notes (Note 9). The acquisition was recorded as a purchase and the results of operations for the period from August 21, 1997 to March 31, 1998 are included in the accompanying consolidated financial statements. The purchase price was allocated $10,232 to assets acquired (consisting primarily of inventories, accounts receivable, property and equipment and other current assets), $638 to goodwill and other intangible assets, $14,138 to liabilities assumed, and $3,700 to in-process research and development expenses, which had no future alternative use, based on management assumptions. In connection with the acquisition, a partnership was created to purchase certain assets from Falcon. The partners are majority shareholders of the Company. The partnership is considered to be a Special Purpose Entity and, accordingly, the accompanying consolidated financial statements include the accounts of the partnership and all intercompany transactions have been eliminated.

     On March 31, 1998, Artecon, Inc. and Storage Dimensions, Inc. (SDI) completed a reverse merger whereby SDI acquired Artecon, Inc. Immediately after the merger, SDI changed its name to Artecon, Inc. In the merger, shareholders of the former Artecon, Inc. received approximately 62% of the total issued and outstanding common stock, and 100% of the total issued and outstanding Preferred Stock of the new Artecon, Inc. Since the former Artecon shareholders received a substantial majority of the shares of common stock of the newly named Artecon, the transaction was treated as a purchase of SDI by Artecon for accounting purposes. As a result, the historical financial statements of Artecon, Inc. for the periods prior to the merger are those of Artecon, Inc., rather than those of SDI. The fair market value of stock was contractually determined based on the average bid and ask price of Storage Dimensions common stock of 3.96875 on December 18, 1997. The purchase price was allocated $25,064 to assets acquired (consisting primarily of cash and cash equivalents, accounts receivable, inventories, property and equipment, deferred tax assets, and other assets), $7,438 to goodwill and other intangible assets, $14,057 to liabilities assumed and $14,500 to in-process research and development expenses, which had no future alternative use, based on management assumptions.

     During the year ended March 31, 1999, the Company recorded adjustments associated with certain tax-related matters that existed at the time of the merger with SDI. The amount of the purchase price allocated to goodwill was decreased by approximately $581 as a result of these adjustments.

                                 ARTECON, INC.

     Unaudited pro forma results of operations of the Company for the years ended March 31, 1998 and March 29, 1997 are included below. Such pro forma presentation has been prepared assuming that the acquisitions had occurred as of April 1, 1996 for the Company.

                                                   MARCH 31,    MARCH 29,
                                                     1998         1997
                                                   ---------    ---------
Net revenues.....................................  $144,595     $183,298
Net loss.........................................   (10,942)     (18,183)
Pro forma basic and diluted net loss per share...  $  (0.53)    $  (1.39)
Weighted average shares used to calculate pro
  forma basic and diluted net loss per share.....    20,667       13,074

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

     Effective December 31, 1997, the Company changed its fiscal year as ending on March 31 and its fiscal quarters as ending on June 30, September 30 and December 31, respectively. Prior to this change, the Company's fiscal year was previously on a 52- to 53-week basis that ended on the Saturday nearest to March
31. The fiscal year ended March 29, 1997 contained 52 weeks.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of Artecon, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     CREDIT RISK -- The Company performs ongoing credit evaluations of its customers and requires no collateral. The Company maintains reserves for potential credit losses.

     INVENTORIES -- Inventories are comprised of purchased parts and assemblies, which include direct labor and overhead, and are valued at the lower of cost (first-in, first-out) or market.

     PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets (ranging from three to five years). Depreciation expense was $2,371, $859, and $664 for the years ended March 31, 1999, March 31, 1998 and March 29, 1997 respectively.

     FOREIGN CURRENCY -- The accounts of foreign subsidiaries consolidated herein have been translated from their respective functional currencies at appropriate exchange rates in accordance with Financial Accounting Standards Board (FASB) Statement of Financial

                                 ARTECON, INC.

Accounting Standards (SFAS) No. 52. Cumulative translation adjustments are included as a separate component of shareholders' equity. Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred.

     LONG-LIVED ASSETS -- The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. Based on its most recent analysis, the Company believes that no impairment exists at March 31, 1999. During the years ended March 31, 1999 and 1998, the Company recognized an impairment of certain long-lived assets in connection with the merger and restructuring activities (Note 4).

     SOFTWARE LICENSE COSTS -- Software license costs are amortized as the related products which include the software are shipped. Included in other current assets in the accompanying consolidated financial statements at March 31, 1999 is $1,000 in unamortized software license costs that are expected to be utilized in fiscal year 2000.

     GOODWILL AND OTHER INTANGIBLE ASSETS -- Goodwill related to acquisitions is being amortized on a straight-line basis over a period of seven years. Accumulated amortization was $679 and $12 at March 31, 1999 and March 31, 1998, respectively. Other intangible assets related to acquisitions are being amortized on a straight-line basis over two to four years. Goodwill and other intangible assets are periodically reviewed for events or changes whenever circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of goodwill and other intangible assets to determine whether or not an impairment to such values has occurred. During the year ended March 31, 1999, the Company recorded an impairment associated with certain other intangible assets of $300 and additional amortization of $867 associated with a change in estimate of the remaining useful lives of such assets (Note 4).

     REVENUE RECOGNITION -- The Company recognizes revenue from product sales upon shipment, including products sold under a stock rotation program that entitles the buyer to the right to return products under certain conditions. The Company provides allowance for estimated returns. Revenue from service contracts is recognized ratably over the term of the contract.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     INCOME TAXES -- The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this statement, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax

                                 ARTECON, INC.

bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.

     CONCENTRATIONS -- The Company currently utilizes a limited number of suppliers for certain devices used in its products but has no long-term supply contracts with them. Due to the cyclical nature of the industry and competitive conditions, there can be no assurance that the Company will not experience difficulties in meeting its supply requirement in the future.

     Approximately 26%, 27% and 35% of revenues for the years ended March 31, 1999, March 31, 1998 and March 29, 1997, were to four, four and two customers, respectively. For the years ended March 31, 1999 and 1998, no customer accounted for 10% or more of total revenues. For the year ended March 29, 1997, one customer accounted for 25% of total net revenues. The loss of, or a reduction in sales to, any such customers would have a material adverse effect on the Company's business, operating results and financial condition.

     Revenues derived from various U.S. government agencies were approximately $1,440, $1,861 and $1,400 for the years ended March 31, 1999, March 31, 1998 and
March 29, 1997, respectively. Export sales to international customers amounted to approximately $8,064, $7,737 and $7,675 for the years ended March 31, 1999, March 31, 1998 and March 29, 1997, respectively.

     ACCOUNTING FOR STOCK-BASED COMPENSATION -- The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

     EARNINGS (LOSS) PER SHARE -- Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and the potential dilutive effect of the convertible Preferred A shares and options to purchase common stock (see Note 10).

     RECENT ACCOUNTING PRONOUNCEMENTS -- In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas and major customers (see Note 16).

     In February 1998, the FASB issued SFAS No. 132, Disclosures about Pensions and Other Post-Retirement Benefits. This statement revises and standardizes employers' disclosure requirements about pension and other post-retirement benefit plans, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer useful. The Company does not maintain an employee pension plan or any other post-retirement benefit plans.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company does not invest in derivative

                                 ARTECON, INC.

investments and engaged in limited hedging activity in the prior year (Note 15). The Company does not presently engage, nor does it intend to engage in future hedging activities.

     RECLASSIFICATIONS -- Certain prior year balances have been reclassified to conform with the current year presentation.

3.  OTHER COMPREHENSIVE OPERATIONS

     Accumulated other comprehensive operations for each of the three years in the period ended March 31, 1999 is comprised of the following:

                                                            ACCUMULATED
                                                               OTHER
                                                           COMPREHENSIVE
                                                            OPERATIONS
                                                           -------------
Balance, April 1, 1996.................................        $(312)
Foreign currency translation adjustment................          (18)
                                                               -----
Balance, March 29, 1997................................         (330)
Foreign currency translation adjustment................          233
                                                               -----
Balance, March 31, 1998................................          (97)
Foreign currency translation adjustment................           35
                                                               -----
Balance, March 31,1999.................................        $ (62)
                                                               =====

4. ACCRUED MERGER AND RESTRUCTURING LIABILITIES AND IMPAIRMENT OF INTANGIBLE ASSETS

     In December 1998, the Board of Directors approved a plan to consolidate one of the Company's engineering facilities from Milpitas, California, to Carlsbad, California, to consolidate certain domestic sales and service locations, and to eliminate certain product lines and development activities. The Company recorded pre-tax restructuring charges of $1,807 to cover the costs associated with these actions. The major components of the fiscal year 1999 charges and the remaining accrual balance as of March 31, 1999 were as follows:

                                               INITIAL                      ACCRUED
                                            RESTRUCTURING    AMOUNTS     RESTRUCTURING
                                               CHARGE        UTILIZED        COSTS
                                            -------------    --------    -------------
Employee termination costs................     $  254        $  (200)        $ 54
Inventory write-downs.....................        415           (115)         300
Facility closures and related expenses....        715           (476)         239
Tooling write-off.........................        123           (123)          --
Intangible asset impairment...............        300           (300)          --
                                               ------        -------         ----
     Total................................     $1,807        $(1,214)        $593
                                               ======        =======         ====

                                 ARTECON, INC.

     Employee termination costs consist primarily of severance payments for 43 employees, all of which were terminated as of March 31, 1999. The majority of the employees terminated were employed at the engineering facility in Milpitas, California and at the various domestic sales and service locations. Remaining costs associated with bi-weekly payroll payments are expected to be paid in the first quarter of fiscal year 2000. Inventory write-downs and the tooling write-off primarily relate to the discontinuance of certain low-volume and low-profit product lines. Of the total restructuring charge associated with the inventory write-downs, $403 has been included as a separate component of cost of sales in the accompanying financial statements. Facility closures and related expenses consist of lease termination costs and the write-off of certain property and equipment which was disposed of associated with the closures. The majority of the remaining costs are expected to be paid in fiscal year 2000.

     In connection with the acquisitions of Falcon and SDI, the Company allocated $420 and $1,600, respectively, to an assembled workforce intangible asset. The Company recorded an impairment of these intangible assets of $300 during the year ended March 31, 1999, which has been included as a component of the restructuring charge, as the impairment was a direct result of employee terminations associated with restructuring activities. Furthermore, as a result of significant attrition and terminations of employees, which had been utilized as the basis for the assembled workforce valuation, the Company recognized additional amortization of $867 based on a change in estimate of the remaining useful life of the assembled workforce.

     In connection with the merger with SDI, the Company recorded a reserve for acquisition related costs of $6,581, of which $5,765 was outstanding at March 31, 1998. All of the acquisition related costs were included in the purchase price allocation performed at March 31, 1998. The following is a summary related to the accrued merger costs at March 31, 1998, amounts utilized during fiscal year 1999 and remaining reserve balance at March 31, 1999:

                                                ACCRUED                   ACCRUED
                                                 MERGER                    MERGER
                                                 COSTS                     COSTS
                                               (MARCH 31,    AMOUNTS     (MARCH 31,
                                                 1998)       UTILIZED      1999)
                                               ----------    --------    ----------
                                                          (IN THOUSANDS)
Employee termination costs...................    $2,858      $(2,691)       $167
Professional service fees....................     1,726       (1,410)        316
Other costs..................................     1,181         (998)        183
                                                 ------      -------        ----
     Total...................................    $5,765      $(5,099)       $666
                                                 ======      =======        ====

     The majority of the accrued merger costs at March 31, 1999 relate to remaining severance and benefit payments pursuant to the related agreements, lease and contract termination costs, and miscellaneous professional service fee obligations. The Company anticipates that the remaining merger costs will be paid in fiscal year 2000 and believes that there are no unresolved issues or additional liabilities that may result in an adjustment to the purchase price allocation for the SDI merger.

                                 ARTECON, INC.

5.  INVENTORIES

     Inventories consist of the following:

                                                   MARCH 31,    MARCH 31,
                                                     1999         1998
                                                   ---------    ---------
Purchased parts and materials....................   $ 8,385      $ 6,972
Work-in-process..................................       163        1,599
Finished goods...................................     3,125        3,783
                                                    -------      -------
                                                    $11,673      $12,354
                                                    =======      =======

6.  ACCOUNTS AND TRANSACTIONS WITH RELATED PARTIES

     Revenues from sales to affiliated companies for the years ended March 31, 1999, March 31, 1998, and March 29, 1997 were approximately $48, $125, and $74, respectively. Accounts receivable from affiliated companies were approximately $13 and $3 at March 31, 1999 and March 31, 1998, respectively, and are included in accounts receivable in the accompanying consolidated balance sheets.

     The Company purchases certain goods from affiliates and was subject to a management fee of approximately $4 per month from an affiliate which was terminated upon completion of the merger with SDI. Purchases from affiliated companies for the years ended March 31, 1999, March 31, 1998, and March 29, 1997 were approximately $80, $130, and $85, respectively.

7.  SHORT-TERM BORROWINGS

     As a result of the merger with SDI (Note 1), the Company assumed a Loan and Security Agreement with a financial institution. Borrowings outstanding under the line at March 31, 1998 included $35 representing borrowings under the loan provisions. Amounts outstanding under this agreement were repaid during the year ended March 31, 1999 and this agreement was not renewed upon expiration in May 1998.

8.  BORROWINGS UNDER LINE OF CREDIT

     The Company has a $15,000 revolving credit facility with a United States bank (the Agreement). The Agreement provides for financing collateralized by all assets of the Company, as defined by the Agreement, and matures May 14, 2001, unless otherwise renewed. The line of credit bears interest, at the bank's prime rate. Monthly payments consist of interest only, with the principal due at maturity. The Agreement requires that the Company comply with certain covenants including quarterly and annual profitability covenants. The Company was not in compliance with the net income covenants at March 31, 1999 and obtained a waiver from the bank which included a modification of the future net income requirements.

     The Japanese subsidiary has two lines of credit with a Japanese bank for borrowings up to an aggregate 35 million Yen (US$295 at March 31, 1999) at rates ranging from 1.8% to 2.5%. At March 31, 1999, 33 million Yen (approximately US$275) were

                                 ARTECON, INC.

outstanding. Interest is due monthly with the principal due on various dates through August 2005. Borrowings are collateralized by inventories of the Japanese subsidiary.

     At March 31, 1999, the Company's borrowings under lines of credit were as follows:

U.S. bank line, variable interest at prime (7.75% at March
  31, 1999).................................................    $10,277
Japan bank lines, interest ranging from 1.8% to 2.5%........        275
                                                                -------
                                                                $10,552
                                                                =======

     During the year ended March 31, 1999, the Company received a short-term loan totaling $500 from an affiliate. The loan bore interest at 7.25% and interest expense related to the loan was immaterial. During the year ended March 31, 1998, the Company made a short-term loan totaling $754 to an affiliate. The loan bore interest at 7.25% per annum and interest income related to the loan was immaterial.. No amounts related to the loans were outstanding at March 31, 1999 and March 31, 1998.

9.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                           MARCH 31,    MARCH 31,
                                                             1999         1998
                                                           ---------    ---------
Promissory notes payable to former shareholder of Falcon
  (Note 1), bearing interest at 10% per annum, monthly
  installments of principal and interest of $53 through
  August 2002............................................   $1,839       $2,268
Term loan payable to bank, bearing interest at 7.72% per
  annum, collateralized by property and equipment and
  monies in possession of the bank, paid in full in May
  1998...................................................                   190
Term loan payable to bank, bearing interest at 8.5% per
  annum, collateralized by substantially all of the
  assets of the Company, paid in full in May 1998........                   883
                                                            ------       ------
                                                             1,839        3,341
Less current portion.....................................     (483)        (756)
                                                            ------       ------
                                                            $1,356       $2,585
                                                            ======       ======

     Long-term debt at March 31, 1999 matures as follows:

FISCAL YEAR ENDING:
-------------------
2000.........................................    $  483
2001.........................................       525
2002.........................................       580
2003.........................................       251
                                                 ------
                                                 $1,839
                                                 ======

                                 ARTECON, INC.

     Interest expense related to long-term debt was $207, $160 and $13 for the years ended March 31, 1999, March 31, 1998, and March 29, 1997, respectively.

10.  SHAREHOLDERS' EQUITY

     Immediately prior to the merger with SDI, there were two classes of preferred shares: the "Preferred" shares and the "Preferred B" shares. There were 10,000 shares of each preferred class authorized. All Preferred shares were nonvoting, did not provide for dividends, and had a liquidation preference over common shares. The shares were convertible into common shares, at the option of the holder, at the earlier of three years after issuance or upon the occurrence of certain other events, at the conversion rate of one common share for each 0.8 Preferred share. The liquidation preference for the Preferred was $.01 per share and for the Preferred B was $2.00 per share.

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

     As a result of, and immediately following the merger with SDI, each share of common stock of the former Artecon, Inc. was converted into 2.19 shares of common stock of the new Artecon, Inc., and each share of convertible Preferred stock and convertible Preferred B stock of the former Artecon, Inc. was converted into one share of Series A convertible Preferred stock of the new Artecon, Inc.

     The convertible Preferred A shares have voting rights, provide for dividends when and if declared by the Board of Directors and have liquidation preference over common shares. The convertible Preferred A shares are convertible into common shares, at the option of the holder, any time after January 1, 1999 at the conversion rate, as defined in the amended Articles of Incorporation.

                                 ARTECON, INC.

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

11.  EARNINGS PER SHARE

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

     The following is a reconciliation between the components of the basic and diluted net income per share calculations (in thousands, except per share amounts):

                                        MARCH 31, 1999                 MARCH 31, 1998                MARCH 29, 1997
                                  ---------------------------   ----------------------------   --------------------------
                                                        PER                            PER                          PER
                                    NET     WEIGHTED   SHARE      NET      WEIGHTED   SHARE     NET     WEIGHTED   SHARE
                                   LOSS      SHARES    AMOUNT     LOSS      SHARES    AMOUNT   INCOME    SHARES    AMOUNT
                                  -------   --------   ------   --------   --------   ------   ------   --------   ------
Basic net (loss) income per
  share.........................  $(5,350)   21,549    $(0.25)  $(19,288)   5,841     $(3.30)   $641     5,202     $0.12
Effect of dilutive securities --
  preferred stock...............                                                                         3,208
                                  -------    ------    ------   --------    -----     ------    ----     -----     -----
Diluted net (loss) income per
  share plus assumed
  conversions...................  $(5,350)   21,549    $(0.25)  $(19,288)   5,841     $(3.30)   $641     8,410     $0.08
                                  =======    ======    ======   ========    =====     ======    ====     =====     =====

12.  EMPLOYEE STOCK AND SAVINGS PLANS

     SAVINGS PLAN -- The Company has a savings plan, which qualifies under
Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pretax salary, but not more than statutory limits. The Company matches 50% of eligible employees' contributions up to a specified limit ($500). The Company's matching contributions to the savings plan were $67, $38 and $23 for the years ended March 31, 1999, March 31, 1998, and March 29, 1997, respectively.

     STOCK PLANS -- In connection with the merger with SDI, the Company adopted, and the Board of Directors approved, the following employee stock plans:

1996 EMPLOYEE STOCK PURCHASE PLAN

     Under the Company's 1996 Employee Stock Purchase Plan (the Purchase Plan), a total of 200 shares of SDI's common stock was originally reserved for issuance under the Purchase Plan. The Purchase Plan was amended in January 1998 and a total of 400 shares of Artecon common stock has been reserved for issuance under the amended purchase plan. As of March 31, 1999, 298 shares of common stock had been purchased under the Purchase Plan and 102 shares of common stock remained available for purchase under the Purchase Plan.

                                 ARTECON, INC.

1993 STOCK OPTION PLAN

     The 1993 Stock Option Plan (the 1993 Plan) provides for the granting of non-statutory stock options for the purchase of up to an aggregate of 556 shares of the Company's common stock by officers, employees, consultants and directors of the Company. The Board of Directors is responsible for administration of the 1993 Stock Option Plan. The Board of Directors determines the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options granted under the 1993 Stock Option Plan generally vest over a four-year period.

1996 STOCK OPTION PLAN


     The 1996 Stock Option Plan (the 1996 Plan) provides for the granting to employees and consultants of non-statutory stock options. A total of 3,000 shares of common stock are currently reserved for issuance pursuant to the 1996 Plan. As of March 31, 1999, 3,214 options have been granted under the 1996 Plan. As of March 31, 1999, options to purchase 1,410 shares of common stock were outstanding under the 1996 plan and 1,590 shares of common stock remain for issuance under the 1996 plan.


     In April 1998, the Company approved the cancellation of 218 previously outstanding SDI options with exercise prices ranging from $5.13 to $7.00 per share, and regranted the stock options at an exercise price of $3.38 per share, the fair market value on the date of the regrant. The options were considered granted on April 3, 1998 and are exercisable prospectively in accordance with the agreements evidencing those grants.

     Non-statutory stock options may be granted at an exercise price per share of not less than 100% of the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of the Company's voting stock). Options granted under the 1993 and 1996 Stock Option Plans generally expire ten years from the date of the grant. Transactions under the 1993 and 1996 Stock Option Plans are summarized as follows (in thousands except per share amounts):


                                                                        WEIGHTED
                                                                        AVERAGE
                                                           NUMBER OF    EXERCISE
                                                            OPTIONS      PRICE
                                                           ---------    --------
OUTSTANDING, March 30, 1996..............................      458       $0.20
  Granted (weighted average fair value of $5.11).........      718       $5.11
  Exercised..............................................      (70)      $0.20
  Canceled...............................................     (116)      $0.37
                                                            ------       -----
OUTSTANDING, March 29, 1997..............................      990       $3.99
  Granted (weighted average fair value of $5.94).........      492       $5.77
  Exercised..............................................     (146)      $0.40
  Canceled...............................................     (277)      $5.47
                                                            ------       -----
OUTSTANDING, March 31, 1998..............................    1,059       $5.06
  Granted (weighted average fair value of $3.17).........    2,225       $3.17
  Exercised..............................................     (154)      $0.49
  Canceled...............................................   (1,624)      $4.38
                                                            ------       -----
OUTSTANDING, March 31, 1999..............................    1,506       $3.48
                                                            ======       =====

                                 ARTECON, INC.

     The following table summarizes information about stock options outstanding and exercisable at March 31, 1999:


                                  OPTIONS OUTSTANDING
                       -----------------------------------------       OPTIONS EXERCISABLE
                                           AVERAGE                  --------------------------
                           NUMBER         REMAINING     WEIGHTED        NUMBER        WEIGHTED
                       OUTSTANDING AT    CONTRACTUAL    AVERAGE     EXERCISABLE AT    AVERAGE
RANGE OF                 MARCH 31,          LIFE        EXERCISE      MARCH 31,       EXERCISE
EXERCISE PRICES             1999           (YEARS)       PRICE           1999          PRICE
---------------        --------------    -----------    --------    --------------    --------
$0.20 - $3.00........        367            8.33         $1.49            91           $0.28
$3.38 - $3.38........        560            9.01          3.38             0               0
$3.75 - $3.75........        365            9.00          3.75             0               0
$4.06 - $7.25........        214            8.01          6.70           214            6.70
                           -----            ----         -----           ---           -----
                           1,506            8.70          3.48           305            4.77
                           =====            ====         =====           ===           =====


FAIR VALUE DISCLOSURES

     Had compensation cost for options granted in fiscal years 1999, 1998 and 1997 under the Company's option plan been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company's net (loss) income and pro forma net (loss) income per share would have been as follows (in thousands except per share amounts):


                                                           YEAR ENDED
                                               -----------------------------------
                                               MARCH 31,    MARCH 31,    MARCH 29,
                                                 1999         1998         1997
                                               ---------    ---------    ---------
Net (loss) income:
  As reported................................   $(5,350)    $(19,288)      $ 641
  Pro forma..................................   $(7,528)    $(20,313)      $ 579
Basic net (loss) income per share:
  As reported................................   $ (0.25)    $  (3.30)      $0.12
  Pro forma..................................   $ (0.35)    $  (3.48)      $0.11
Diluted net (loss) income per share:
  As reported................................   $ (0.25)    $  (3.30)      $0.08
  Pro forma..................................   $ (0.35)    $  (3.48)      $0.07


     The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions used for grants during the applicable periods: dividend yield of 0.0% for all periods, risk-free interest rates of 4.54% to 5.63% for options granted during the year ended March 31, 1999, risk-free interest rates of 5.49% to 6.57% for options granted during the year ended March 31, 1998, and risk-free interest rates of 5.97% to 6.48% for options granted during the year ended March 29, 1997. An 80% volatility factor was used for the years ended March 31, 1998 and March 27, 1997, and a 137% volatility factor was used for the year ended March 31, 1999. A weighted average expected option term of five years was used for all periods.

                                 ARTECON, INC.

     Because the determination of the fair value of all options granted after the Company became a public entity includes an expected volatility factor and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

13.  INCOME TAXES

     Significant components of the (benefit) provision for income taxes are as follows:

                                               MARCH 31,    MARCH 31,    MARCH 29,
                                                 1999         1998         1997
                                               ---------    ---------    ---------
Current:
  Federal....................................   $   352      $    17       $245
  State......................................       105          (11)       145
  Foreign....................................        27           20          9
                                                -------      -------       ----
                                                    484           26        399
Deferred:
  Federal....................................    (2,838)      (2,150)        53
  State......................................      (402)        (602)       (66)
  Foreign....................................       (68)         (81)       (46)
                                                -------      -------       ----
                                                 (3,308)      (2,833)       (59)
                                                -------      -------       ----
                                                $(2,824)     $(2,807)      $340
                                                =======      =======       ====

     A reconciliation of the Company's effective tax rate compared to the statutory federal tax rate is as follows:

                                       MARCH 31,    MARCH 31,    MARCH 29,
                                         1999         1998         1997
                                       ---------    ---------    ---------
Statutory federal rate...............     (35)%        (35)%        35%
State taxes, net of federal
  benefit............................      (2)          (2)          5
In-process research and
  development........................                   23
Foreign tax (benefit) provision......                               (6)
Goodwill.............................       3
Other................................      (1)           1           1
                                          ---          ---          --
                                          (35)%        (13)%        35%
                                          ===          ===          ==

                                 ARTECON, INC.

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           MARCH 31,    MARCH 31,
                                                             1999         1998
                                                           ---------    ---------
Deferred tax assets
  Uniform capitalization.................................   $   129      $   100
  Tax credit carryforwards...............................     1,566          713
  Inventory reserve......................................     1,556        2,117
  Other reserves and accruals............................     1,504        1,258
  Book over tax depreciation.............................       160          501
  In-process research and development....................     1,418        1,523
  Acquisition costs......................................        64        1,002
  Net operating losses...................................     5,972        2,125
  Restructuring reserve..................................       231
                                                            -------      -------
     Total deferred tax assets...........................    12,600        9,339
Deferred tax liabilities:
  Import reserve.........................................   $   277      $   346
  Amortization...........................................       152          160
  State taxes............................................       784          537
  Acquired intangibles...................................       254        1,189
                                                            -------      -------
     Total deferred tax liabilities......................     1,467        2,232
  Valuation allowance....................................                 (1,995)
                                                            -------      -------
  Net deferred tax assets................................   $11,133      $ 5,112
                                                            =======      =======

     A valuation allowance of $1,995 was established at the date of the Company's merger with SDI in order to reflect limitations on the company's usage of SDI's net operating loss carryforwards associated with, among other factors, SDI continuing to be a separate subsidiary of Artecon. The valuation allowance has been reduced to zero in the fourth quarter of fiscal year 1999 as a result of the Company dissolving the subsidiary structure of SDI and making the determination that it is now more likely than not that these losses will be utilized. The reduction in the valuation allowance of $1,995 has reduced goodwill related to the SDI acquisition.

     As of March 31, 1999, the Company has federal and state net operating losses of $15,612 and $7,512, which begin to expire in the tax years ending 2009 and 2010, respectively. In addition, the Company has federal and state tax credit carryforwards of $875 and $691, respectively.

                                 ARTECON, INC.

14.  COMMITMENTS

     The Company leases office and equipment under non-cancelable operating leases. Lease terms range from three to five years. The Company's United States headquarters is leased under an operating lease that has been extended to December 1999.

     Future minimum lease commitments for all operating leases are as follows:

FISCAL YEAR ENDING:
2000.......................................................................    $1,610
2001.......................................................................     1,002
2002.......................................................................       366
2003.......................................................................        91
2004.......................................................................        55
                                                                               ------
                                                                               $3,124
                                                                               ======

     Total rent expense for the years ended March 31, 1999, March 31, 1998, and March 29, 1997 was approximately $1,951, $1,027, and $698, respectively.

15.  HEDGING ACTIVITIES

     The company engaged in limited hedging activity in the prior year and the Company does not presently engage, nor does it intend to engage in future hedging activities.

     In the prior year, the Company's Japanese subsidiary entered into derivative financial instruments, primarily foreign currency forward exchange contracts, to manage foreign exchange risk on foreign currency transactions and did not use the contracts for trading purposes. These financial instruments were used to protect the Company from the risk that the eventual net cash inflows from the foreign currency transactions would be adversely affected by changes in exchange rates. Gains and losses related to hedges of firmly committed transactions were deferred and recognized when the hedged transaction occurred.

     The following table summarizes the notional amount, which approximates fair market value, of the Company's outstanding foreign exchange contracts at March 31, 1998 (none outstanding at March 31, 1999):

                                                     U.S.
                                                    DOLLAR
                                                  EQUIVALENT     MATURITY
                                                  ----------    ----------
U.S. Dollars....................................     $100       April 1998
U.S. Dollars....................................      100         May 1998
U.S. Dollars....................................      100        June 1998
                                                     ----
                                                     $300
                                                     ====

                                 ARTECON, INC.

     The counterparties to these instruments were major financial institutions. The Company was exposed to credit losses in the event of nonperformance by counterparties to its forward exchange contracts but had no off-balance sheet credit risk of accounting loss. The Company anticipated, however, that the counterparties would be able to fully satisfy their obligations under the contracts. The Company did not obtain collateral or other security to support the forward exchange contracts subject to credit risk but monitored the credit standing of the counterparties.

16.  GEOGRAPHICAL AND SEGMENT INFORMATION

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is its Chief Executive Officer. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

     The Company's reportable operating segments include the Enterprise Storage Division (ESD), the Telecommunications (Telco) Division and the International Division. The ESD Division provides enterprise storage solutions to the following markets: finance, multimedia, government, advanced-technology and industrial. The Telco Division designs, manufactures, markets, and supports fully integrated, industry-compliant storage products, services and solutions for the telecommunications and Internet/intranet markets by utilizing commercially available workstation, server and other application-specific products for enhanced price/performance characteristics and reduced time to market. The International Division provides storage solutions in various international markets.

     The accounting policies of the Company's operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies. The Company evaluates performance based on stand-alone segment gross margin. Because the Company does not evaluate performance based on segment operating income or return on assets at the operating segment level, Company operating expenses and total assets are not tracked internally by segment. Therefore, such information is not presented.

                                 ARTECON, INC.

     Operating segment data for the years ended March 31, 1999, March 31, 1998, and March 29, 1997 are as follows:

                                    ESD       TELCO     INTERNATIONAL    CONSOLIDATED
                                  -------    -------    -------------    ------------
Year ended March 31, 1999
  Net Revenues..................  $62,967    $23,306       $9,606          $95,879
  Gross Margin..................   21,786      8,063        3,669           33,518
Year ended March 31, 1998
  Net Revenues..................  $33,746    $23,531       $9,063          $66,340
  Gross Margin..................    7,983      4,601        2,811           15,395
Year ended March 29, 1997
  Net Revenues..................  $44,982    $ 1,392       $8,943          $55,317
  Gross Margin..................   10,080        248        2,598           12,926

     Information concerning principal geographic areas in which the Company operates was as follows:

                                                  AS OF AND FOR THE YEAR ENDED
                                               -----------------------------------
                                               MARCH 31,    MARCH 31,    MARCH 29,
                                                 1999         1998         1997
                                               ---------    ---------    ---------
REVENUE:
North America..............................     $87,638     $ 58,557      $48,169
Europe.....................................       5,781        4,271        3,176
Japan......................................       2,460        3,512        3,972
                                                -------     --------      -------
                                                $95,879     $ 66,340      $55,317
                                                =======     ========      =======
INCOME (LOSS) BEFORE TAXES:
North America..............................     $(8,189)    $(21,873)     $   996
Europe.....................................         140          (74)          59
Japan......................................        (125)        (148)         (74)
                                                -------     --------      -------
                                                $(8,174)    $(22,095)     $   981
                                                =======     ========      =======
ASSETS:
North America..............................     $42,292     $ 56,187      $14,057
Europe.....................................         416          232          579
Japan......................................         902        1,539        1,967
Eliminations...............................        (449)        (613)      (1,409)
                                                -------     --------      -------
                                                $43,161     $ 57,345      $15,194
                                                =======     ========      =======

                                 ARTECON, INC.

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                             FIRST     SECOND      THIRD      FOURTH      FISCAL
                            QUARTER    QUARTER    QUARTER    QUARTER       YEAR
                            -------    -------    -------    --------    --------
Year ended March 31, 1999
  Revenues................  $26,945    $30,968    $19,639    $ 18,327    $ 95,879
  Income (loss) before
     income taxes.........      125        527     (7,079)(a)   (1,747)(a)   (8,174)
  Net income (loss).......       69        282     (6,795)    1,094(C)     (5,350)
  Basic earnings (loss)
     per share............     0.00       0.01      (0.32)      (0.05)      (0.25)
  Diluted earnings (loss)
     per share............     0.00       0.01      (0.32)      (0.04)      (0.25)
Year ended March 31, 1998
  Revenues................  $12,158    $18,042    $22,401    $ 13,739    $ 66,340
  Income (loss) before
     income taxes.........      275     (2,607)(b)     145    (19,908)(b)  (22,095)
  Net income (loss).......      104     (1,565)      (153)    (17,674)(c)  (19,288)
  Basic earnings (loss)
     per share............     0.02      (0.26)     (0.03)      (2.84)      (3.30)
  Diluted earnings (loss)
     per share............     0.01      (0.26)     (0.03)      (2.84)      (3.30)

-------------------------

(a) Includes pre-tax charges of $2,387 in the third quarter of 1999 and $287 in the fourth quarter of 1999 for restructuring and impairment of certain intangible assets.

(b) Includes pre-tax in-process research and development costs relating to the acquisition of Falcon of $3,700 in the second quarter of fiscal year 1998 and $14,500 in the fourth quarter of fiscal year 1998 relating to the acquisition of SDI.

(c) Includes the recognition of an income tax benefit of $2,841 and $2,234 during the fourth quarter of fiscal year 1999 and 1998, respectively.

18.  SUBSEQUENT EVENT

     On April 29, 1999, the Company and Box Hill Systems Corporation (Box Hill) signed an agreement and plan of merger (the Merger Agreement), whereby the two companies would be merged in a tax-free, stock-for-stock transaction intended to be accounted for as a pooling of interests. Under the terms of the Merger Agreement, each share of the Company's common stock will be converted into 0.40 of a share of Box Hill's common stock. Additionally, the Company's convertible Preferred A shares will be converted into Box Hill common stock based on the terms defined in the Merger Agreement.

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Stockholders and the Board of Directors
Artecon, Inc.
Carlsbad, California

We have audited the financial statements of Artecon, Inc. and its subsidiaries (the Company) as of March 31, 1999 and 1998 and for each of the three years in the period ended March 31, 1999, and have issued our report thereon dated May 6, 1999; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 14. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
May 6, 1999
Costa Mesa, California

                                   SCHEDULE II

                                  ARTECON, INC.
                        VALUATION AND QUALIFYING ACCOUNTS


                                              BALANCE AT        CHARGED TO        CHARGED TO
                                             BEGINNING OF        COSTS AND           OTHER                          BALANCE AT
                                                PERIOD           EXPENSES         ACCOUNTS(1)     DEDUCTIONS       END OF PERIOD
                                             ------------       ----------        -----------     ----------       -------------
Allowance for doubtful accounts
  and sales returns
Year ended March 31, 1999..............       $   893            $ 1,299           $    --         $ 1,175(2)       $  1,017
Year ended March 31, 1998..............           170                259             1,215             751(2)            893
Year ended March 29, 1997..............           180                 32                --              42(2)            170

Inventory reserves
Year ended March 31, 1999..............       $ 4,941            $ 3,574           $    --         $ 4,883(3)       $  3,632
Year ended March 31, 1998..............           525              3,800             1,338             722(3)          4,941
Year ended March 29, 1997..............           400                797                --             672(3)            525

----------

(1) Reserves of companies acquired

(2) Uncollectible receivables charged off and credit issued for product returns

(3) Consists primarily of the write-off of excess/obsolete inventories